Form 10-Q
period 1996-06-30
MMI COMPANIES INC
filed 1996-08-08
CIK 767308

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.For the quarter ended June 30, 1996

                                      or

(  )  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  1-11920


                              MMI COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                                36-3263253
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                    Identification No.)


              540 Lake Cook Road, Deerfield, Illinois  60015-5290
                   (Address of principal executive offices)

                                (847) 940-7550
             (Registrant's telephone number, including area code)

                                Not applicable
                       ---------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X       No
                                                  ---         ---

          There were 9,864,714 shares outstanding of the registrant's common stock, $0.10 par value, as of June 30, 1996.

                                 Page 1 of 15.

                     MMI COMPANIES, INC. AND SUBSIDIARIES

                                     Index

                                                                               Page No.
                                                                               --------
Part I.   Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets                                     3

               Consolidated Statements of Income                               4

               Consolidated Statements of Stockholders' Equity                 5

               Consolidated Statements of Cash Flows                           6

               Notes to Consolidated Financial Statements                      7

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8-10

 Part II. Other Information

          Item 4. Submission of Matters to a Vote of Security Holders          11

          Item 5. Other Information                                            11

               Pro Forma Condensed Consolidated Statement of Income            12

               Notes to Pro Forma Financial Information                        13

          Item 6. Exhibits and Reports on Form 8-K                             14

          Signatures                                                           15

          EXHIBITS:

            3.1    Certificate of Incorporation of the Registrant, as amended
            10.1 Employment Agreement dated as of April 17, 1996 between the Registrant and Ms. Anna M. Hajek.
            10.2 Employment Agreement dated as of April 17, 1996 between the Registrant and Mr. Gerald McManis.
            10.3 Employment Agreement dated as of April 17, 1996 between the Registrant and Mr. Paul Orzech.
            11.    Statement Re Computation of Per Share Earnings.
            27.    Financial Data Schedule.

                     MMI COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   1996              1995
                                                                               -----------       ------------
                                                                               (Unaudited)
ASSETS
  INVESTMENTS
    Short-term investments..............................................       $    30,769       $     33,550
    Fixed maturities....................................................           668,583            710,072
    Other...............................................................            12,320                  -
                                                                               -----------       ------------
                                                                                   711,672            743,622
  OTHER ASSETS
    Cash................................................................             3,673                439
    Premiums receivable.................................................            52,947             36,316
    Reinsurance receivables.............................................           109,558            105,554
    Prepaid reinsurance premiums........................................            15,061              9,925
    Accrued investment income...........................................            11,167             11,628
    Cost in excess of net assets of purchased subsidiaries,
     less accumulated amortization......................................            15,942              8,965
    Furniture and equipment - at cost, less accumulated depreciation....             8,317              6,610
    Deferred income taxes...............................................            48,890             41,203
    Other...............................................................            26,972             18,416
                                                                               -----------       ------------
                                                                               $ 1,004,199       $    982,678
                                                                               ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Policy liabilities:
      Loss and loss adjustment expense reserves:
        Medical malpractice liability...................................       $   614,239       $    623,220
        Life and health.................................................             8,255             11,401
        Other...........................................................             3,846              4,194
                                                                               -----------       ------------
                                                                                   626,340            638,815
      Unearned premium reserves.........................................            76,692             52,951
      Future life policy benefits.......................................             8,635              8,982
                                                                               -----------       ------------
                                                                                   711,667            700,748
    Accrued expenses and other liabilities..............................            18,430             21,015
    Amounts due to reinsurers...........................................            28,156             24,702
    Notes payable to stockholders.......................................                 -                750
    Long-term notes payable.............................................            58,000             49,000
                                                                               -----------       ------------
                                                                                   816,253            796,215
STOCKHOLDERS' EQUITY
  Common Stock, par value $.10 per share:
    Authorized shares: 1996 and 1995 - 30,000
    Issued and outstanding shares: 1996 - 9,865; 1995 - 9,675...........               986                967
  Additional paid-in capital............................................            85,995             82,645
  Retained earnings.....................................................            96,941             84,361
  Unrealized gains on investments, net of taxes:
   1996 - $2,167; 1995 - $9,957.........................................             4,024             18,490
                                                                               -----------       ------------
                                                                                   187,946            186,463
                                                                               -----------       ------------
                                                                               $ 1,004,199       $    982,678
                                                                               ===========       ============

                See notes to consolidated financial statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                   Unaudited

                                                             Three Months                         Six Months
                                                             Ended June 30,                       Ended June 30,
                                                       -----------------------            ------------------------
                                                            1996        1995                1996          1995
                                                       -----------  ----------            -----------  -----------
REVENUES

Insurance premiums earned:
  Medical malpractice liability..................        $ 37,690   $ 34,629              $ 77,870      $ 65,900
  Life and health................................           1,814      1,826                 3,954         3,672
                                                         --------   --------              --------      --------
                                                           39,504     36,455                81,824        69,572
Consulting and fee income........................           9,258      6,059                15,628        11,651
Net investment income............................          10,680      9,623                21,653        17,818
Net realized gains (losses) on investments.......            (546)       669                 1,002           344
                                                         --------   --------              --------      --------
      Total revenues.............................          58,896     52,806               120,107        99,385

LOSSES AND EXPENSES

Losses and loss adjustment expenses:
  Medical malpractice liability..................          31,560     30,084                65,439        57,029
  Life and health................................           1,059      1,058                 2,286         1,876
                                                         --------   --------              --------      --------
                                                           32,619     31,142                67,725        58,905
Insurance and administrative expenses............          18,793     14,856                35,786        28,408
Interest expense.................................             852        646                 1,602         1,098
                                                         --------   --------              --------      --------
      Total losses and expenses..................          52,264     46,644               105,113        88,411
                                                         --------   --------              --------      --------

      Income before income taxes.................           6,632      6,162                14,994        10,974
Income taxes.....................................             284        524                 1,235           926
                                                         --------   --------              --------      --------
      Net income.................................        $  6,348   $  5,638              $ 13,759      $ 10,048
                                                         ========   ========              ========      ========


Earnings per common and common equivalent  share:

  Primary........................................        $    .62   $    .62              $   1.35      $   1.12

  Fully diluted..................................             .62        .60                  1.34          1.09



See notes to consolidated financial statements.

MMI COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                     PREFERRED STOCK            COMMON STOCK
                                                   --------------------       -----------------      ADDITIONAL
                                                    NUMBER        PAR          NUMBER      PAR        PAID-IN        RETAINED
                                                   OF SHARES     VALUE        OF SHARES   VALUE       CAPITAL        EARNINGS
                                                   ---------   --------       ---------   -----      ----------     -----------
Balance at December 31, 1994..................             -   $      -           8,677   $ 868       $ 66,381       $ 63,787

Year ended December 31, 1995:
  Net income..................................                                                                         22,695
  Issuance of Preferred Stock in connection
    with acquisition of subsidiary............           903     18,061                                 (2,709)
  Conversion of Preferred to Common Stock.....          (903)   (18,061)            941      94         17,967
  Issuance of Common Stock in connection
    with employee benefit plans and exercise
    of employee stock options.................                                      110      10          1,577
  Change in unrealized gains, net of taxes
    of $13,853................................
  Retirement of Treasury Stock................                                      (62)     (6)          (734)
  Common cash dividends ($.20 per share)......                                                                         (1,827)
  Preferred stock dividend ($.18 per share)...                                        9       1            163           (164)
  Preferred cash dividend ($.14 per share)....                                                                           (130)
                                                   ---------   --------       ---------   -----       --------       --------
Balance at December 31, 1995..................             -          -           9,675     967         82,645         84,361



Six months ended June 30, 1996 (unaudited)....
  Net income..................................                                                                         13,759
  Issuance of Common Stock in connection
    with acquisition of subsidiary............                                       28       3            462
  Issuance of Common Stock in connection
    with employee benefit plans and exercise
    of employee stock options.................                                      162      16          2,888
  Change in unrealized gains,
    net of taxes of $7,790....................
  Common cash dividends ($.12 per share)......                                                                         (1,179)
                                                   ---------   --------       ---------   -----       --------       --------
Balance at June 30, 1996 (Unaudited)..........             -   $      -           9,865   $ 986       $ 85,995       $ 96,941
                                                   =========   ========       =========   =====       ========       ========

                                                                    Unrealized
                                                                  Gains (Losses)          Total
                                                   Treasury      on Investments,      Stockholders'
                                                    Stock         Net of Taxes           Equity
                                                   --------      ---------------      -------------
Balance at December 31, 1994..................      $ (740)         $  (7,237)          $ 123,059

Year ended December 31, 1995:
  Net income..................................                                             22,695
  Issuance of Preferred Stock in connection
    with acquisition of subsidiary............                                             15,352
  Conversion of Preferred to Common Stock.....                                                  -
  Issuance of Common Stock in connection
    with employee benefit plans and exercise
    of employee stock options.................                                              1,587
  Change in unrealized gains, net of taxes
    of $13,853................................                         25,727              25,727
  Retirement of Treasury Stock................         740                                      -
  Common cash dividends ($.20 per share)......                                             (1,827)
  Preferred stock dividend ($.18 per share)...                                                  -
  Preferred cash dividend ($.14 per share)....                                               (130)
                                                    ------          ---------           ---------
Balance at December 31, 1995..................           -             18,490             186,463


Six months ended June 30, 1996 (unaudited):
  Net income..................................                                             13,759
  Issuance of Common Stock in connection
    with acquisition of subsidiary............                                                465
  Issuance of Common Stock in connection
    with employee benefit plans and exercise
    of employee stock options.................                                              2,904
  Change in unrealized gains,
    net of taxes of $7,790....................                        (14,466)            (14,466)
  Common cash dividends ($.12 per share)......                                             (1,179)
                                                    ------          ---------           ---------
Balance at June 30, 1996 (unaudited)..........      $    -          $   4,024           $ 187,946
                                                    ======          =========           =========


                See notes to Consolidated Financial Statements.

                     MMI COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                   Unaudited

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        1996            1995
                                                                     ----------      ----------
OPERATING ACTIVITIES
 Net income.......................................................   $  13,759       $  10,048
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Increase in policy liabilities.................................      10,919          46,090
   Change in reinsurance balances.................................      (5,686)         (6,801)
   Increase in premiums receivable................................     (16,631)        (17,077)
   Deferred income taxes..........................................         (42)         (1,949)
   Increase in accrued investment income and other assets.........      (6,112)         (4,111)
   Decrease in accrued expenses and other liabilities.............      (3,987)         (1,288)
   Net realized gains on investments..............................      (1,002)           (344)
   Depreciation and amortization on investments and goodwill......       1,549           1,226
                                                                     ---------       ---------
    Net cash provided (used) by operating activities..............      (7,233)         25,794

INVESTING ACTIVITIES
 Net sale of short-term investments...............................       5,181           4,256
 Purchases of available-for-sale investments......................    (162,268)       (283,537)
 Sales of available-for-sale investments..........................     134,530         125,264
 Maturities of available-for-sale investments.....................      33,819         131,839
 Acquisition of subsidiary........................................      (7,958)        (15,372)
 Furniture and equipment additions................................      (2,812)         (1,913)
                                                                     ---------       ---------
    Net cash provided (used) by investing activities..............         492         (39,463)

FINANCING ACTIVITIES
 Issuance of Common Stock.........................................       2,904             344
 Payments on notes payable........................................        (750)              -
 Proceeds from notes payable......................................       9,000          15,000
 Dividends........................................................      (1,179)           (993)
                                                                     ---------       ---------
    Net cash provided by financing activities.....................       9,975          14,351
                                                                     ---------       ---------

    Increase in cash..............................................       3,234             682
Cash at beginning of period.......................................         439             498
                                                                     ---------       ---------
    Cash at end of period.........................................   $   3,673       $   1,180
                                                                     =========       =========

                See notes to consolidated financial statements.

                     MMI COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.

2.   ACQUISITION OF MANAGEMENT SCIENCE ASSOCIATES, INC.

          Effective April 1, 1996 the Company purchased substantially all of the net assets of Management Science Associates, Inc. (MSA). MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6.6 million in 1995. The purchase price for MSA, including expenses, was $8,353,000 in cash which was funded principally by an increase in borrowings under the Company's credit agreement.

          Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

          Excess of cost over net assets purchased............... $6,403
          Cash...................................................    395
          Other assets, principally receivables..................  2,133
          Other liabilities......................................   (578)
                                                                   -----
                                                                  $8,353
                                                                  ======

     The operations of MSA are included in MMI's consolidated financial statements since the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

     Revenues. Gross premiums written increased by 10.6% to $131,408,000 for the six months ended June 30, 1996 from $118,769,000 for the 1995 period. Net premiums written increased by 9.2% to $100,225,000 from $91,821,000, and net premiums earned increased by 17.6% to $81,824,000 from $69,572,000. For the three months ended June 30, 1996 gross premiums written increased by 13.5% to $37,186,000 from $32,765,000 for the three months ended June 30, 1995, net premiums written increased by 14.7% to $27,025,000 from $23,555,000, and net premiums earned increased by 8.4% to $39,504,000 from $36,455,000.

     Medical malpractice premiums earned increased by 18.2% to $77,870,000 for the six months ended June 30, 1996 from $65,900,000 for the 1995 period and increased by 8.8% to $37,690,000 from $34,629,000 for the three month period. A substantial percentage of the Company's business renews during the first quarter. The Company's quarterly written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as prior acts coverage for new insureds. Of the increase in premiums earned in the first six months of 1996, approximately ten percentage points of the 18% growth resulted from increases in such one-time premiums. Healthcare system premium rates were generally unchanged, and pricing for physician groups increased modestly. Pricing of healthcare system insurance is strongly influenced by the loss experience of the insured. Life and health premiums earned increased by 7.7%, to $3,954,000 for the six months ended June 30, 1996 from $3,672,000 for the 1995 period and decreased by .7% to $1,814,000 from $1,826,000 for the three month period.

     Consulting and fee income increased by 34.1% to $15,628,000 for the six months ended June 30, 1996 from $11,651,000 for the 1995 period and increased by 52.8% to $9,258,000 from $6,059,000 for the three month period. The growth in consulting and fee income is attributable to growth in fees generated by the Healthcare Services Group and the inclusion of the results of Management Science Associates, Inc. (MSA) from the date of its acquisition, April 1, 1996. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 16.0% for the six months ended June 30, 1996 compared to 14.3% in 1995.

     Net investment income increased by 21.5% to $21,653,000 for the six months ended June 30, 1996 from $17,818,000 for the 1995 period and increased by 11.0% to $10,680,000 from $9,623,000 for the three month period. Net investment income attributable to Health Providers Insurance Company (HPIC) was $3,536,000 for the six months ended June 30, 1996 compared to $1,037,000 for the 1995 period and for the three month period was $1,761,000 in 1996 compared to $1,037,000 in 1995. Net investment income, excluding the growth attributable to HPIC, increased by 8.0% for the six month period and 3.9% for the three month period, and is due to growth in invested assets. The Company had net realized gains on investments of $1,002,000 for the six months ended June 30, 1996 compared to gains of $344,000 for the 1995 period. For the three month period, the Company had net realized losses of $546,000 in 1996 compared to gains of $669,000 in 1995.

     Losses and expenses. Losses and loss adjustment expenses ("LAE") increased by 15.0% to $67,725,000 for the six months ended June 30, 1996 from $58,905,000 for the 1995 period and increased by 4.7% to $32,619,000 from $31,142,000 for the three month period. Medical malpractice liability losses and LAE increased by 14.7% to $65,439,000 for the six months ended June 30, 1996 from $57,029,000 for the 1995 period and increased by 4.9% to $31,560,000 from $30,084,000 for the three month period due to an increase in premiums earned partially offset by a decrease in the property and casualty loss ratio. The property and casualty loss ratio decreased to 83.1% from 86.0% for the respective six month periods and decreased to 83.0% from 86.2% for the three month period. Life and health benefit costs increased by $410,000 or 21.9% to $2,286,000 for the six months ended June 30, 1996 from $1,876,000 for the 1995 period. Underwriting results for the Company's life and health segment are variable due to the relatively small volume of business written.

     Insurance and administrative expenses increased by 26.0% to $35,786,000 for the six months ended June 30, 1996 from $28,408,000 for the 1995 period and increased by 26.5% to $18,793,000 from $14,856,000 for the three month period. The increase in administrative expense is attributable to increased premiums and consulting and fee income, increased commission expense due to a greater percentage of business acquired through brokers and the inclusion of the results of acquired businesses, including HPIC from its acquisition in May 1995 and MSA in April 1996.

     Interest expense increased by 45.9% to $1,602,000 for the six months ended June 30, 1996 from $1,098,000 for the 1995 period and increased by 31.9% to $852,000 from $646,000 for the three month period and is due principally to an increase in outstanding debt.

     Income taxes. Income taxes were $1,235,000 for the six months ended June 30, 1996 compared to $926,000 for the 1995 period and for the three month period were $284,000 in 1996 compared to $524,000 in 1995.

     Net income. Net income increased by 36.9% to $13,759,000 for the six months ended June 30, 1996 from $10,048,000 for the 1995 period and increased 12.6% to $6,348,000 from $5,638,000 for the three month period. Operating income, which excludes net realized gains (losses) on investments, net of taxes, increased by 33.4% to $13,108,000 for the six months ended June 30, 1996 from $9,824,000 for the 1995 period and increased 28.8% for the three month period to $6,703,000 from $5,203,000.

     Net income per share. Fully diluted net income per common and common equivalent share increased to $1.34 for the six months ended June 30, 1996 from $1.09 for the 1995 period. Included in these amounts are $.06 in 1996 and $.02 in 1995 related to net realized gains on investments. Fully diluted earnings per common and common equivalent share before realized gains (losses), net of taxes, increased to $1.28 for the six months ended June 30, 1996 from $1.07 for the 1995 period. Fully diluted weighted average shares and equivalents outstanding increased due to the issuance of capital stock in connection with the acquisition of HPIC in May, 1995.

     For the three month period fully diluted net income per common and common equivalent share increased to $.62 from $.60. Included in these amounts are losses of $.03 in 1996 and gains $.05 in 1995 related to net realized gains (losses) on investments. Fully diluted earnings per common and common equivalent share before realized gains (losses), net of taxes, increased to $.65 from $.55.

LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the six month period ended June 30, 1996 the Company received dividends of $5,500,000 from its subsidiaries, compared to $2,500,000 in 1995. The Company received management fees from its subsidiaries of $10,100,000 for the six months ended June 30, 1996, compared to $8,050,000 in 1995.

     On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

     Cash used by operating activities was $7,233,000 for the six months ended June 30, 1996 compared to cash provided by operating activities of $25,794,000 for the six months ended June 30, 1995. Cash from operations decreased primarily due to increased paid losses during the first six months of 1996. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

     Cash provided by investing activities was $492,000 for the six months ended June 30, 1996 compared to cash used by investing activities of $39,463,000 for the six months ended June 30, 1995. The decrease in cash provided by operating activities reduced cash available for investing activities. The Company has no material commitments for capital expenditures.

     Cash provided by financing activities was $9,975,000 for the six months ended June 30, 1996 compared to $14,351,000 for the six months ended June 30, 1995 and is due principally to borrowings under the Company's credit facility related to the acquisitions of MSA in 1996 and HPIC in 1995.

     The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was less than 2% of fair value of total invested assets as of June 30, 1996. The carrying value of the Company's short-term, fixed maturity and preferred stock investments was $711,672,000 as of June 30, 1996 compared to $743,622,000 as of December 31, 1995. The June 30, 1996 amount includes net unrealized gains of $6,191,000, which represent the amount by which the estimated fair value of the fixed income portfolio exceeds amortized cost. Unrealized gains as of December 31, 1995 were $28,447,000. The decrease in unrealized gains during the first six months of 1996 was due to an increase in the general level of interest rates in 1996. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $30,769,000 or 4.3% of invested assets at June 30, 1996. The Company believes that all of its invested assets are readily marketable.

     Long-term and short-term debt totaled $58,000,000 as of June 30, 1996 compared to $49,750,000 as of December 31, 1995. In January 1996, the Company obtained an increase in its available credit line to $85,000,000. The loan bears interest at a fixed rate equal to the London Interbank Offered Rate for periods of up to one year plus a margin ranging from 5/8% to 7/8%. The Company has entered into interest rate swap agreements that result in a fixed interest rate of 5.4% through 1997 on the LIBOR component for $44,500,000 of the $58,000,000 in outstanding principal. The loan is secured by the capital stock of American Continental Insurance Company and HPIC. As of June 30, 1996, the unused commitment under the credit facility was $27,000,000.

     Stockholders' equity was $187,946,000 as of June 30, 1996 compared to $186,463,000 as of December 31, 1995. Changes in stockholders' equity are primarily attributable to net income of the Company and issuances of Common Stock, reduced by dividends to stockholders and the decrease in unrealized gains on investments, net of taxes, in 1996 of $14,466,000. Dividends to stockholders were $1,179,000 for the six months ended June 30, 1996.

ACQUISITION OF MANAGEMENT SCIENCE ASSOCIATES, INC.

     Effective April 1, 1996 the Company purchased substantially all of the net assets of MSA. MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6,600,000 in 1995. The purchase price for MSA, including expenses, was $8,353,000 in cash which was funded principally by an increase in borrowings under the Company's credit agreement.

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual stockholders meeting on April 18, 1996. The following directors were elected at the meeting: B. Frederick Becker, Andrew David Kennedy, Esq., Edward C. Peddie and Marshall Whisnant. The following additional matters were voted upon and passed at the meeting: i) proposal to approve the MMI Companies, Inc. 1996 Non-Employee Director Stock and Deferred Cash Compensation Plan, and ii) ratification of Ernst & Young LLP as independent auditors.

     The following table sets forth the number of votes cast for, against or withheld, and number of abstentions and broker non-votes for each matter voted upon at the meeting (in thousands):

                                                                     ABSTENTIONS
                                                        AGAINST OR   AND BROKER
MATTER                                           FOR     WITHHELD     NON-VOTES
                                                 ---     --------    -----------

Election of directors:
     B. Frederick Becker......................  5,923        11           -
     Andrew David Kennedy, Esq................  5,900        34           -
     Edward C. Peddie.........................  5,928         6           -
     Marshall Whisnant........................  5,928         6           -

Approval of 1996 Non-Employee Director Stock
 and Deferred Cash Compensation Plan..........  5,900        21          13
Ratification of Ernst & Young LLP.............  5,930         1           3


ITEM 5.   OTHER INFORMATION

     On May 9, 1995 the Company acquired all of the outstanding capital stock of HPIC from American Hospital Association Services, Inc. The following unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1995 gives effect to the acquisition of HPIC as if it had occurred at the beginning of the period. The pro forma adjustments are based on available information and certain assumptions that management of the Company believes are reasonable. The financial information pertaining to the Company should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in Form 10-K dated December 31, 1995. The financial information pertaining to HPIC should be read in conjunction with the consolidated financial statements of HPIC and notes thereto included in Form 8-K, as amended, dated May 9, 1995. The pro forma financial information is not necessarily indicative of results that would have occurred if the acquisition had been in effect for the entire period presented or of the consolidated results that may be achieved in periods subsequent to the acquisition.

           MMI COMPANIES INC. AND HEALTH PROVIDERS INSURANCE COMPANY
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         Year ended December 31, 1995
                     In thousands, except  per share data
                                  (Unaudited)


                                                                                                   PRO FORMA
                                                           COMPANY       HPIC      ADJUSTMENTS    CONSOLIDATED
                                                          ---------    --------    -----------    ------------
REVENUES
     Insurance premiums earned........................... $ 155,191    $  3,995    $                $ 159,186
     Consulting and fee income...........................    22,336                                    22,336
     Net investment income...............................    39,850       2,858                        42,708
     Net realized and unrealized gains
      (losses) on investments............................     1,367      (1,084)                          283
                                                          ---------    --------                     ---------
        Total revenues...................................   218,744       5,769                       224,513

LOSSES AND EXPENSES
     Losses and loss adjustment expenses.................   130,088       3,290         (9) (a)       133,369
     Insurance and administrative expenses...............    61,055       3,928     (2,050) (b)        62,933
     Interest expense....................................     2,767                    378  (c)         3,145
                                                          ---------    --------    -------          ---------
        Total losses and expenses........................   193,910       7,218     (1,681)           199,447
                                                          ---------    --------    -------          ---------
     Income (loss) before income taxes...................    24,834      (1,449)     1,681             25,066
Income taxes (credit)....................................     2,139        (499)       588  (d)         2,228
                                                           --------    ---------   -------           --------
     Net income (loss)...................................    22,695        (950)     1,093             22,838

Preferred stock dividends................................       293                    322  (e)           615
                                                           --------    --------    -------           --------
     Net income (loss) available to
      common stockholders................................  $ 22,402    $   (950)   $   771           $ 22,223
                                                           ========    ========    =======           ========
Primary:
     Net income per common and common
        equivalent share.................................  $   2.42                                  $   2.40
     Weighted average number of common
        and common equivalent shares.....................     9,243                                     9,243

Fully diluted:
     Net income per common and common
        equivalent share.................................  $   2.34                                  $   2.28
     Weighted average number of common
        and common equivalent shares.....................     9,683                    334             10,017

                 See notes to pro forma financial information.

                   NOTES TO PRO FORMA FINANCIAL INFORMATION


1. Adjustments for Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 1995:

          (a) To eliminate the effect on loss and loss adjustment expenses related to a reduction of $9,000 in HPIC's loss reserve discount.

          (b) To eliminate employee severance expense of $2,050,000 recorded in connection with the acquisition.

          (c) To record interest expense of $378,000 on additional debt of $15,000,000 at a rate of 7.2% which approximates interest rates during the period calculated in accordance with the terms of the Company's credit facility.

          (d)  To record the effect of (a), (b), and (c) on income taxes.

          (e) To record dividends of $322,000 on the 5% Convertible Preferred Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------

      A.  Exhibits

          3.1     Certificate of Incorporation of the Registrant, as amended.
          10.1 Employment Agreement dated as of April 17, 1996 between the Registrant and Ms. Anna M. Hajek.*
          10.2 Employment Agreement dated as of April 17, 1996 between the Registrant and Mr. Gerald McManis.*
          10.3 Employment Agreement dated as of April 17, 1996 between the Registrant and Mr. Paul Orzech.*
          11.     Statement Re Computation of Per Share Earnings.
          27.     Financial Data Schedule.

      B. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.


=====================

*Compensatory plans or agreements.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MMI Companies, Inc.
                                       -----------------------------------------
                                       (Registrant)



Date: August 8, 1996                   /s/ B. Frederick Becker
      --------------                   -----------------------------------------
                                       B. Frederick Becker
                                       Chairman and Chief Executive Officer



Date: August 8, 1996                   /s/ Paul M. Orzech
      --------------                   -----------------------------------------
                                       Paul M. Orzech
                                       Executive Vice President and
                                       Chief Financial Officer