Form 10-Q
period 1996-09-30
MMI COMPANIES INC
filed 1996-11-12
CIK 767308

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      (X)   Quarterly report under section 13 or 15(d) of the Securities
      Exchange Act of 1934.   For the quarter ended September 30, 1996.

                                      or

      (  )  Transition report pursuant to section 13 or 15(d) of the
      Securities Exchange Act of    1934.  For the transition period from
      to           .

                       Commission File Number:  1-11920


                             MMI Companies, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware
  (State or other jurisdiction of
   incorporation or organization)

             36-3263253
           (IRS Employer
        Identification No.)

             540 Lake Cook Road, Deerfield, Illinois  60015-5290
                   (Address of principal executive offices)

                                (847) 940-7550
             (Registrant's telephone number, including area code)

                           Not applicable
            (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X       No

There were 11,167,852 shares outstanding of the registrant's common stock, $0.10 par value, as of September 30, 1996.

                     MMI Companies, Inc. and Subsidiaries

                                    Index


                                                                 Page No.


Part I.  Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets                          3

               Consolidated Statements of Income                    4

               Consolidated Statements of Stockholders' Equity      5

               Consolidated Statements of Cash Flows                6

               Notes to Consolidated Financial Statements           7

          Item 2.  Management's Discussion and Analysis of       8-10
             Financial Condition and Results of Operations


Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                11

Signatures                                                         12

EXHIBITS:

     11. Statement Re Computation of Per Share Earnings.
     27. Financial Data Schedule.

                      MMI Companies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                 September 30,    December 31,
                                                     1996             1995
                                                 (Unaudited)
ASSETS
   INVESTMENTS
       Short-term investments                       $   73,474      $   33,550
       Fixed maturities                                672,448         710,072
       Other                                            16,750               -

                                                       762,672         743,622
   OTHER ASSETS
       Cash                                              1,470             439
       Premium receivable                               49,250          36,316
       Reinsurance receivables                         104,598         105,554
       Prepaid reinsurance premiums                     11,136           9,925
       Accrued investment income                        10,807          11,628
       Cost in excess of net assets of
           purchased subsidiaries,
           less accumulated amortization                16,973           8,965
       Furniture and equipment - at cost, less
           accumulated depreciation                      8,784           6,610
       Deferred income taxes                            46,981          41,203
       Other                                            28,886          18,416

                                                    $1,041,557      $  982,678

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
       Policy liabilities:
          Loss and loss adjustment expense
          reserves:
             Medical malpractice liability          $  618,633      $  623,220
             Life and health                             8,924          11,401
             Other                                       3,402           4,194

                                                       630,959         638,815

          Unearned premium reserves                     63,002          52,951
          Future life policy benefits                    8,438           8,982

                                                       702,399         700,748

       Accrued expenses and other liabilities           22,407          21,015
       Amounts due to reinsurers                        26,001          24,702
       Notes payable to stockholders                         -             750
       Long-term notes payable                          58,000          49,000

                                                       808,807         796,215
   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share:
          Authorized shares: 1996 and 1995 -
             30,000
          Issued and outstanding shares: 1996 -
             11,168; 1995 - 9,675                        1,117             967
      Additional paid-in capital                       122,440          82,645
      Retained earnings                                102,447          84,361
      Unrealized gains on investments, net of
          taxes:  1996 - $3,632; 1995 - $9,957           6,746          18,490

                                                       232,750         186,463

                                                    $1,041,557      $  982,678

                 See notes to consolidated financial statements.

                     MMI Companies, Inc. and Subsidiaries
                       Consolidated Statements of Income
                     (In thousands, except per share data)
                                   Unaudited

                                        Three Months            Nine Months
                                    Ended September 30,     Ended September 30,
                                        1996     1995          1996    1995
REVENUES

Insurance premiums earned:
   Medical malpractice liability   $  39,074   $ 41,713   $ 116,944   $ 107,613
   Life and health                     2,055      1,927       6,009       5,599

                                      41,129     43,640     122,953     113,212

Consulting and fee income              9,416      5,262      25,044      16,913
Net investment income                 10,967     11,036      32,620      28,854
Net realized gains (losses) on
investments.                          (1,188)       160        (186)        504

       TOTAL REVENUES                 60,324     60,098     180,431     159,483


LOSSES AND EXPENSES

Losses and loss adjustment
expenses:
   Medical malpractice liability     $ 32,743  $ 35,578   $  98,182    $ 92,607
   Life and health                      1,341     1,113       3,627       2,989

                                       34,084    36,691     101,809      95,596

Insurance and administrative
   expenses                            19,075    16,178      54,861      44,586
Interest expense                          896       845       2,498       1,943

       TOTAL LOSSES AND EXPENSES       54,055    53,714     159,168     142,125


       INCOME BEFORE INCOME TAXES       6,269     6,384      21,263      17,358

Income taxes                               93       478       1,328       1,404

       NET INCOME                    $  6,176  $  5,906   $  19,935    $ 15,954





Earnings per common and
   common equivalent share:

Primary                              $    .59   $   .62   $    1.93    $   1.74

Fully diluted                             .59       .59        1.93        1.67





                See notes to consolidated financial statements.

                       MI Companies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except per share data)

                               Preferred Stock    Common Stock    Additional
                                Number    Par    Number    Par     Paid-in
                               of Shares Value   of Shares Value   Capital
Balance at December 31, 1994           - $   -    8,677  $  868     $66,381

Year ended December 31, 1995
    Net income
    Issuance of Preferred Stock
      in connection with
      acquisition of subsidiary      903  18,061                     (2,709)
    Conversion of Preferred to
      Common Stock                  (903)(18,061)   941      94      17,967
    Issuance of Common Stock in
      connection with employee
      benefit plans and exercise
      of employee stock options                     110      10       1,577
    Change in unrealized gains,
      net of taxes of $13,853
    Retirement of Treasury Stock                    (62)     (6)       (734)
    Common cash dividends ($.20
      per share)
    Preferred stock dividend                          9       1         163
      ($.18 per share)
    Preferred cash dividend ($.14
      per share)

Balance at December 31, 1995           -     -    9,675     967      82,645

Nine months ended September 30,
  1996 (unaudited):
    Net income
    Issuance of Common Stock in
      connection with public
      offering, net of expenses of
      $2,302                                       1,250    125      35,385
    Issuance of Common Stock in
      connection with acquisition
      of subsidiaries                                 65      7       1,284
    Issuance of Common Stock in
      connection with employee
      benefit plans and exercise of
      employee stock options                         178     18       3,126
    Change in unrealized gains,
      net of taxes of $6,325
    Common cash dividends ($.18
      per share)

Balance at September  30, 1996
    (unaudited)                        -    $  -   11,168  $1,117 $122,440



                                                    Gains(Losses)    Total
                                Retained  Treasury on Investments Stockholders'
                                 Earnings    Stock   Net ofTaxes     Equity
Balance at December 31, 1994     $  63,787   $ (740)  $  (7,237)   $  123,059

Year ended December 31, 1995
    Net income                      22,695                             22,695
    Issuance of Preferred Stock
      in connection with
      acquisition of subsidiary                                        15,352
    Conversion of Preferred to
      Common Stock                                                          -
    Issuance of Common Stock in
      connection with employee
      benefit plans and exercise
      of employee stock options                                         1,587
    Change in unrealized gains,
      net of taxes of $13,853                             25,727       25,727
    Retirement of Treasury Stock                 740                       -
    Common cash dividends ($.20
      per share)                     (1,827)                           (1,827)
    Preferred stock dividend
      ($.18 per share)                 (164)                                -
    Preferred cash dividend ($.14
      per share)                       (130)                             (130)

Balance at December 31, 1995         84,361        -      18,490      186,463

Nine months ended September 30,
1996 (unaudited):
    Net income                       19,935                            19,935
    Issuance of Common Stock in
      connection with public
      offering, net of expenses of
      $2,302                                                           35,510
    Issuance of Common Stock in
      connection with acquisition
      of subsidiaries                                                   1,291
    Issuance of Common Stock in
      connection with employee
      benefit plans and exercise of
      employee stock options                                            3,144
    Change in unrealized gains,
      net of taxes of $6,325                              (11,744)    (11,744)
    Common cash dividends ($.18
      per share)                    (1,849)                            (1,849)
Balance at September 30, 1996
(unaudited)                      $ 102,447         -    $   6,746  $  232,750

                      MMI Companies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                    Unaudited

                                                        Nine Months
                                                    Ended September 30,
                                                     1996      1995
OPERATING ACTIVITIES
    Net income                                     $ 19,935  $ 15,954

    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Increase in policy liabilities                1,651    43,732
        Change in reinsurance balances                1,044     2,219
        Increase in premiums receivable             (12,934)   (9,488)
        Deferred income taxes                           403    (3,482)
        Increase in accrued investment
          income and other assets                    (7,370)   (5,088)
        Decrease in accrued expenses and
          other liabilities                             (79)   (1,890)
        Net realized losses (gains) on
          investments                                   186      (504)
        Depreciation and amortization on
          investments and goodwill                    2,568     1,840
            Net cash provided by operating
              activities                              5,404    43,293

INVESTING ACTIVITIES
        Net sale (purchases) of short-term
          investments                               (37,385)   40,038
        Purchases of available-for-sale
          investments                              (299,555) (456,699)
        Sales of available-for-sale
          investments                               253,099   177,246
        Maturities of available-for-sale
          investments                                47,480   196,939
        Acquisition of subsidiaries                  (8,904)  (15,372)
        Furniture and equipment additions            (4,164)   (3,122)
            Net cash used by investing
              activities                            (49,429)  (60,970)

FINANCING ACTIVITIES
           Issuance of Common Stock                  38,655       633
           Payments on notes payable                   (750)     (250)
           Proceeds from notes payable                9,000    20,000
           Dividends                                 (1,849)   (1,475)
              Net cash provided by financing
                activities                           45,056    18,908

              Increase in cash                        1,031     1,231

 Cash at beginning of period                            439       498

              Cash at end of period                 $ 1,470   $ 1,729









                 See notes to consolidated financial statements.

                      MMI Companies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1996

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments (consisting of  normal  recurring  accruals)
   considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.


2. Acquisition of Management Science Associates, Inc.

      Effective April 1, 1996 the Company purchased substantially all of the net assets of Management Science Associates, Inc. (MSA). MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6.6 million in 1995. The purchase price for MSA, including expenses, was $8,353,000 in cash which was funded principally by an increase in borrowings under the Company=s credit agreement.

      Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

      Excess of cost over net assets purchased           $  6,403
      Cash                                                    395
      Other assets, principally receivables                 2,133
      Other liabilities                                      (578)

                                                         $  8,353

       The operations of MSA are included in MMI=s consolidated financial statements since the date of acquisition.


3. Public stock offering

      On September 19, 1996, the Company completed a public offering of 2,508,000 shares of its Common Stock at $30.25 per share of which 1,250,000 shares were sold by the Company and 1,258,000 shares were sold by selling stockholders. The net proceeds to the Company were $35,510,000 after deduction of underwriters discount and offering expenses.

      On October 10, 1996, the underwriters exercised the over-allotment option for 376,000 shares of Common Stock. Net proceeds to the Company for the over-allotment option were $10,815,000.

Item  2.   Management's  Discussion and Analysis of Financial  Condition  and

Results of Operations

   Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995.

   Revenues. Gross premiums written were relatively unchanged, totaling $170,516,000 for the nine months ended September 30, 1996 from $170,378,000 for the 1995 period. Net premiums written increased by 1.5% to $131,737,000 from $129,838,000, and net premiums earned increased by 8.6% to $122,953,000 from $113,212,000. For the three months ended September 30, 1996 gross premiums written decreased by 24.2% to $39,108,000 from $51,609,000, net premiums written decreased by 17.1% to $31,512,000 from $38,017,000, and net premiums earned decreased by 5.8% to $41,129,000 from $43,640,000.

   Medical malpractice premiums earned increased by 8.7% to $116,944,000 for the nine months ended September 30, 1996 from $107,613,000 for the 1995 period and decreased by 6.3% to $39,074,000 from $41,713,000 for the three month period. The Company=s quarterly written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as prior acts coverage for new insureds. The decrease in premiums earned for the three months ended September 30, 1996 is due to such one-time premiums recognized in the third quarter of 1995. Pricing for healthcare systems has remained stable and pricing for physician groups has increased modestly. The Company's pricing is heavily influenced by the loss history of the insured over time. Life and health premiums earned increased by 7.3%, to $6,009,000 for the nine months ended September 30, 1996 from $5,599,000 for the 1995 period and increased by 6.6% to $2,055,000 from $1,927,000 for the three month period.

   Consulting and fee income increased by 48.1% to $25,044,000 for the nine months ended September 30, 1996 from $16,913,000 for the 1995 period and increased by 78.9% to $9,416,000 from $5,262,000 for the three month period. The growth in consulting and fee income is attributable to growth in fees generated by the Healthcare Services Group and the inclusion of the results of Management Science Associates, Inc. (MSA) from the date of its acquisition, April 1, 1996. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 16.9% for the nine months ended September 30, 1996 compared to 13.0% in 1995.

   Net investment income increased by 13.1% to $32,620,000 for the nine months ended September 30, 1996 from $28,854,000 for the 1995 period and decreased by .6% to $10,967,000 from $11,036,000 for the three month period. Net investment income attributable to Health Providers Insurance Company
(HPIC) was $5,262,000 for the nine months ended September 30, 1996 compared to $3,128,000 for the 1995 period. The Company had net realized losses on investments of $186,000 for the nine months ended September 30, 1996 compared to net realized gains of $504,000 for the 1995 period. For the three month period, the Company had net realized losses of $1,188,000 in 1996 compared to net realized gains of $160,000 in 1995.

   Losses and expenses. Losses and loss adjustment expenses ("LAE") increased by 6.5% to $101,809,000 for the nine months ended September 30, 1996 from $95,596,000 for the 1995 period and decreased by 7.1% to $34,084,000 from $36,691,000 for the three month period. Medical malpractice liability losses and LAE increased by 6.0% to $98,182,000 for the nine months ended September 30, 1996 from $92,607,000 for the 1995 period and decreased by 8.0% to $32,743,000 from $35,578,000 for the three month period due to a decrease in premiums earned in the third quarter and a reduction in the property and casualty loss ratio. The property and casualty loss ratio decreased to 83.2% from 85.4% for the respective nine month periods and decreased to 83.2% from 84.4% for the three month period. Life and health benefit costs increased by $638,000 or 21.3% to $3,627,000 for the nine months ended September 30, 1996 from $2,989,000 for the 1995 period. Underwriting results for the Company's life and health segment are variable due to the relatively small volume of business written.

   Insurance and administrative expenses increased by 23.0% to $54,861,000 for the nine months ended September 30, 1996 from $44,586,000 for the 1995 period and increased by 17.9% to $19,075,000 from $16,178,000 for the three month period. The increase in administrative expense is attributable to increased consulting and fee income, increased commission expense due to a greater percentage of business acquired through brokers and the inclusion of the results of acquired businesses, including HPIC from its acquisition in May 1995 and MSA in April 1996.

    Interest expense increased by 28.6% to $2,498,000 for the nine months ended September 30, 1996 from $1,943,000 for the 1995 period and increased by 6.0% to $896,000 from $845,000 for the three month period and is due principally to an increase in outstanding debt.

   Income  taxes.   Income taxes were $1,328,000 for the  nine  months  ended
September 30, 1996 compared to $1,404,000 for the 1995 period and for the three month period were $93,000 in 1996 compared to $478,000 in 1995.

   Net income. Net income increased by 25.0% to $19,935,000 for the nine months ended September 30, 1996 from $15,954,000 for the 1995 period and increased 4.6% to $6,176,000 from $5,906,000 for the three month period. Operating income, which excludes net realized gains (losses) on investments, net of taxes, increased by 28.4% to $20,056,000 for the nine months ended September 30, 1996 from $15,626,000 for the 1995 period and increased 19.8% for the three month period to $6,948,000 from $5,802,000.

    Net income per share. Fully diluted net income per common and common equivalent share increased to $1.93 for the nine months ended September 30, 1996 from $1.67 for the 1995 period. Included in these amounts are $.01 in net realized losses, net of tax, in 1996 and $.03 in net realized gains, net of tax, in 1995. Fully diluted earnings per common and common equivalent share before realized gains, net of taxes, increased to $1.94 for the nine months ended September 30, 1996 from $1.64 for the 1995 period. Fully diluted weighted average shares and equivalents outstanding increased due to the issuance of capital stock in connection with the acquisition of HPIC in May, 1995 and a public offering of stock by the Company in September, 1996.

   For the three month period fully diluted net income per common and common equivalent share was unchanged at $.59. This amount includes net realized losses, net of tax, of $.07 in 1996 and net realized gains, net of tax, of $.01 in 1995. Fully diluted earnings per common and common equivalent share before realized gains (losses), net of taxes, increased to $.66 from $.58 for the three month period.

Liquidity And Capital Resources

   As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the nine month period ended September 30, 1996 the Company received dividends of $8,250,000 from its subsidiaries, compared to $3,750,000 in 1995. The Company received management fees from its subsidiaries of $17,400,000 for the nine months ended September 30, 1996, compared to $13,375,000 in 1995.

   On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers.
Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

   Cash provided by operating activities was $5,404,000 for the nine months ended September 30, 1996 compared to $43,293,000 for the nine months ended September 30, 1995. Cash from operations decreased primarily due to increased paid losses during the first nine months of 1996. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

   Cash used by investing activities was $49,429,000 for the nine months ended September 30, 1996 compared to $60,970,000 for the nine months ended September 30, 1995. The decrease in cash provided by operating activities reduced cash available for investing activities. The Company has no material commitments for capital expenditures.

    Cash provided by financing activities was $45,056,000 for the nine months ended September 30, 1996 compared to $18,908,000 for the nine months ended September 30, 1995 and is due principally to proceeds from the Company's public stock offering as well as borrowings under the Company's credit facility related to the acquisitions of MSA in 1996 and HPIC in 1995.

    The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 2.2% of fair value of total invested assets as of September 30, 1996. The carrying value of the Company's short-term, fixed maturity and preferred stock investments was $762,672,000 as of September 30, 1996 compared to $743,622,000 as of December 31, 1995. The September 30, 1996 amount includes net unrealized gains of $10,378,000, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Unrealized gains as of December 31, 1995 were $28,447,000. The decrease in unrealized gains during the first nine months of 1996 was due to an increase in the general level of interest rates in 1996. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $73,474,000 or 9.6% of invested assets at September 30, 1996. The Company believes that all of its invested assets are readily marketable.

   Long-term and short-term debt totaled $58,000,000 as of September 30, 1996 compared to $49,750,000 as of December 31, 1995. In January 1996, the Company obtained an increase in its available credit line to $85,000,000. The loan bears interest at a fixed rate equal to the London Interbank Offered Rate for periods of up to one year plus a margin ranging from 5/8% to 7/8%. The Company has entered into interest rate swap agreements that result in a fixed interest rate of 5.4% through 1997 on the LIBOR component for $44,500,000 of the $58,000,000 in outstanding principal. The loan is secured by the capital stock of American Continental Insurance Company and HPIC. As of September 30, 1996, the unused commitment under the credit facility was $27,000,000.

   Stockholders' equity was $232,750,000 as of September 30, 1996 compared to $186,463,000 as of December 31, 1995. In September, 1996, the Company completed a public offering of its common stock which resulted in an increase in stockholders' equity of $35,510,000 from the proceeds, net of expenses. In addition to the offering, changes in stockholders' equity are attributable to net income of the Company, reduced by dividends to stockholders and the decrease in unrealized gains on investments, net of taxes, in 1996 of $11,744,000. Dividends to stockholders were $1,849,000 for the nine months ended September 30, 1996.

Acquisition of Management Science Associates, Inc.

   Effective April 1, 1996 the Company purchased substantially all of the net assets of MSA. MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6,600,000 in 1995. The purchase price for MSA, including expenses, was $8,353,000 in cash which was funded principally by an increase in borrowings under the Company=s credit agreement.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits

          11.Statement Re Computation of Per Share Earnings.
          27.Financial Data Schedule.

   B. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MMI Companies, Inc.
                                                 (Registrant)



Date:  November 12, 1996                        /s/B.  Frederick  Becker
                                                B. Frederick Becker
                                                Chairman  and Chief Executive
                                                  Officer
Date:  November 12, 1996

                                                /s/Paul M. Orzech
                                                Executive Vice President and
                                                  Chief Financial Officer

                      MMI Companies, Inc and Subsidiaries
          Exhibit 11 - Statement re Computation of Per Share Earnings
                     (In thousands, except per share data)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                       1996  1995              1996  1995
PRIMARY

Weighted average shares
  outstanding                        10,030    8,910            9,871   8,723
Net effect of dilutive  stock
  options based on the treasury
  stock method using average
  market price                          464      358              432     259

Weighted average number of common
  and commmon equivalent shares      10,494    9,268           10,303   8,982

Net income                          $ 6,176  $ 5,906          $19,935 $15,954
Less preferred stock dividends            -      164                -     294

Net income available to common
  stockholders                      $ 6,176  $ 5,742          $19,935 $15,660

Earnings per common and
     common equivalent share        $   .59  $   .62          $  1.93 $  1.74



FULLY DILUTED

Weighted average shares
  outstanding                        10,030    8,910            9,871   8,723

Net effect of dilutive  stock
  options based on the treasury
  stock method using ending
  market price, if higher than
  average.                              464      417              463     416
Assumed conversion of dilutive
  convertible preferred stock             -      685                -     410

Weighted average number of common
  and common equivalent shares       10,494   10,012           10,334   9,549

Net income                          $ 6,176  $ 5,906          $19,935 $15,954


Earnings per common and
  common equivalent share           $   .59  $   .59          $  1.93 $  1.67




Exhibit 27
[ARTICLE]                           7
[LEGEND] This schedule contains summary financial information extracted from the consolidated financial statements of MMI Companies, Inc. and subsidiaries for the nine month period ended September 30, 1996, and is qualified in its entirety by reference to such financial statements.
[MULTIPLIER]                        1,000

[PERIOD-TYPE]                       9-MOS
[FISCAL-YEAR-END]                      DEC-31-1996
[PERIOD-START]                         JAN-01-1996
[PERIOD-END]                           SEP-30-1996
[DEBT-HELD-FOR-SALE]                       672,448
[DEBT-CARRYING-VALUE]                            0
[DEBT-MARKET-VALUE]                              0
[EQUITIES]                                  16,750
[MORTGAGE]                                       0
[REAL-ESTATE]                                    0
[TOTAL-INVEST]                             762,672
[CASH]                                       1,470
[RECOVER-REINSURE]                           7,203
[DEFERRED-ACQUISITION]                       6,776
[TOTAL-ASSETS]                           1,041,557
[POLICY-LOSSES]                            639,397
<UNEARNED PREMIUMS>                         63,002
[POLICY-OTHER]                                   0
[POLICY-HOLDER-FUNDS]                            0
[NOTES-PAYABLE]                             58,000
[COMMON]                                     1,117
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[OTHER-SE]                                 231,633
[TOTAL-LIABILITY-AND-EQUITY]             1,041,557
[PREMIUMS]                                 122,953
[INVESTMENT-INCOME]                         32,620
<INVESTMENT-LOSSES>                           (186)
[OTHER-INCOME]                              25,044
[BENEFITS]                                 101,809
[UNDERWRITING-AMORTIZATION]                 10,255
[UNDERWRITING-OTHER]                        44,606
[INCOME-PRETAX]                             21,263
[INCOME-TAX]                                 1,328
[INCOME-CONTINUING]                         19,935
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                19,935
[EPS-PRIMARY]                                 1.93
[EPS-DILUTED]                                 1.93
[RESERVE-OPEN]                                   0
[PROVISION-CURRENT]                              0
[PROVISION-PRIOR]                                0
[PAYMENTS-CURRENT]                               0
[PAYMENTS-PRIOR]                                 0
[RESERVE-CLOSE]                                  0
[CUMULATIVE-DEFICIENCY]                          0