Form 10-Q/A
period 1996-09-30
MMI COMPANIES INC
filed 1996-12-31
CIK 767308

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1
      (X)   Quarterly report under section 13 or 15(d) of the Securities
      Exchange Act of 1934.   For the quarter ended September 30, 1996.

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


                                                MMI      Companies,      Inc.
(Registrant)



Date:   December  31,  1996                          /s/B.  Frederick  Becker
B. Frederick Becker
                                                Chairman  and Chief Executive
Officer
Date: December 31, 1996

                                                /s/Paul       M.       Orzech
Executive Vice President and
                                                Chief Financial Officer