Form 10-K
period 1996-12-31
MMI COMPANIES INC
filed 1997-03-20
CIK 767308

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _______

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

           Securities registered pursuant to Section 12(b) of the Act:


Common Stock, $0.10 par value                 New York Stock Exchange
   (Title of each class)            (Name of each exchange on which registered)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $277,003,000 as of March 6, 1997. The aggregate number of the Registrant's $0.10 par value Common Stock shares outstanding on March 6, 1997 was 11,740,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II of this report. Portions of the Registrant's Proxy Statement for the 1997 annual meeting of stockholders to be held on April 17, 1997 are incorporated by reference into
Part III of this report.

                      Exhibit index is located on page 17.

                                  Page 1 of 18.

                                     PART I


ITEM 1.  BUSINESS
-----------------

OVERVIEW

     MMI Companies, Inc. ("Company") offers a comprehensive set of specialized insurance products and consulting services that are designed to assist healthcare providers manage the business, clinical, insurable and financial risks associated with the delivery of healthcare. The Company was formed in 1983 to write medical malpractice insurance for hospitals and physicians in the United States, and has since established its strategic vision to be The Healthcare Risk Management Source . Since the initial public offering of its Common Stock in June 1993, the Company has, through acquisitions and internal growth, substantially increased its insurance assets and capital as well as the breadth of its products and services and its capacity to deliver them. The Company has acquired insurance, strategic management consulting, employee relations consulting, and professional liability claims management businesses and successfully integrated them into its operations. It also developed additional services to assist healthcare providers manage their business operations.

     Because of the close relationship between clinical and insurable risks, the Company integrates its professional liability insurance with its risk management services and does not offer such insurance or certain of its risk management programs on a stand alone basis. Accordingly, insurance clients are required to purchase a specific set of risk modification services consisting of consulting, education and information in order to have access to the Company's professional liability coverage.

     The Company's business is organized into three operating groups:

     o The Insurance Group generates medical malpractice and life and health insurance premiums by underwriting primarily professional and general liability insurance and reinsurance for healthcare providers, including hospitals, healthcare systems and physician groups.

     o The Strategic Management Consulting Group generates fee income by providing healthcare clients with consulting services, including strategy development, healthcare system integration and development, managed care strategy design and implementation, hospital/physician alignment strategies and business process reengineering.

     o The Healthcare Services Group generates fee income by providing clinical risk modification services, employee relations and human resource consulting services, education programs, information services, managed care and third party administrative services, physician credentials verification and patient billing and coding services.

     The Company believes that a close working relationship with its healthcare industry clients is essential. Consequently it markets its products and services directly and through insurance brokers where such a close client relationship can be created and maintained. The Company utilizes a team approach in delivering its services, combining the expertise of its sales, risk management, claims and underwriting specialists. The Company's Board of Directors is composed primarily of healthcare executives and physicians, which contributes to the Company's understanding of the business needs of its clients. In addition, the Company works closely with its clients in developing its products and services through formal and ad hoc advisory committees.

Business Environment

     The healthcare industry, particularly healthcare providers, constitutes the Company's target market. This market has undergone substantial structural change over the past decade and continues to evolve. Historically, healthcare delivery was generally provided on a fee-for-service basis by hospitals and physicians. The Company believes that under managed care, healthcare delivery is evolving toward a more complex structure involving numerous healthcare provider types and payment mechanisms. Healthcare providers are forming integrated delivery networks by combining through mergers and acquisitions and through contractual arrangements. These networks include healthcare systems, physician organizations, physician management companies, physician hospital organizations and individual hospitals and physicians and other specialized healthcare provider entities.

     Under managed care contracts and health plans, these integrated networks provide care for covered groups represented by large purchasers. These contracts can include fixed price per person, or capitation arrangements, and other criteria with respect to the type and quality of healthcare services provided. In addition, healthcare is provided in numerous settings, including hospitals, clinics, outpatient facilities, physician offices, rehabilitation and long-term care facilities and the home.

     The Company believes that the evolving and consolidating healthcare environment presents providers and networks with a related set of risks:

     o    Business   Risk  -  arises  as   providers   develop   and   implement
          organizational and operating strategies to respond to their changing business environment.

     o Clinical Risk - relates to assuring a consistent quality of care provided to patients in the increasing variety of delivery settings.

     o Insurable Risk - relates to costs associated with medical malpractice and other traditional liability exposures.

     o    Financial  Risk - increases for  providers as managed care  transforms
          the   operating   environment   from   fee-for-service   to  capitated
          arrangements.

     The Company believes that healthcare providers benefit from addressing these risks jointly rather than individually to achieve delivery of quality healthcare at appropriate cost.

MMI's Integrated Response

     The Company's client base has evolved as the structure of the healthcare industry has changed. Initially the Company insured hospitals and physician groups and physicians affiliated with insured hospitals. The Company's client base has expanded to include healthcare systems, integrated delivery systems, various types of physician organizations and health plans in addition to its historical clients. The Company believes that as healthcare integration continues, its prospective clients will continue to become more sophisticated in their approach to managing risk, which should result in increased demand for its services. The Company has developed a comprehensive set of products and services designed to assist healthcare providers address the risks of healthcare delivery in an evolving environment. These services have been developed both internally and through acquisition.

PRODUCTS AND SERVICES

     INSURANCE GROUP

     Insurance products include professional liability insurance for healthcare organizations and systems, physicians and allied healthcare professionals, assumed reinsurance, and life and health insurance, written by the Company's insurance subsidiaries: American Continental Insurance Company ("ACIC"), Health Providers Insurance Company ("HPIC") and American Continental Life Insurance Company ("ACLIC"). Both ACIC and HPIC are rated "A" (Excellent) by A.M. Best Company ("A.M. Best"). ACLIC is rated "B++" (Very Good) by A.M. Best.

     Healthcare Organizations and Systems. The Company writes primary, umbrella and excess liability insurance for healthcare organizations and systems. The Company has capacity to write policy limits to $51,000,000 and obtains reinsurance for losses in excess of $3,000,000 subject to an annual aggregate reinsurance deductible of $8,000,000. The Company's liability insurance is written primarily on a claims-made basis. The Company has the capacity to write this coverage on a surplus lines basis in most jurisdictions through HPIC in situations where filed rates and forms are not immediately available for complex risk exposures. The Company also writes liability insurance for directors and officers of healthcare systems.

     Physicians and Allied Healthcare Professionals. The Company underwrites physician groups and physicians that are employed by or affiliated with insured hospitals or clinics, and locum tenens organizations. The Company writes both primary and excess policies primarily on a claims-made basis and has capacity to write policy limits of up to $5,000,000 per occurrence with a $7,000,000 aggregate policy limit. The Company cedes to reinsurers 100% of losses in excess of $500,000 per claim. The Company's maximum exposure on any single occurrence involving more than one insured is $750,000. The Company is also the insurer for several liability insurance programs sponsored by associations of healthcare professionals.

     Assumed Reinsurance. The Company provides excess of loss reinsurance for healthcare-sponsored medical malpractice insurance companies, principally single-state organizations. The Company had assumed reinsurance gross earned premiums of $19,510,000 in 1996.

     Life and Health Insurance. The Company provides group life, stop-loss, and disability products for healthcare institutions and their employees. The Company's life and health insurance products further the Company's strategy of offering a broad range of products to its existing and potential clients. The Company also provides HMO reinsurance and healthcare provider excess insurance.

     CONSULTING AND FEE GROUP

     The Strategic Management Consulting Group and Healthcare Services Group comprise the Company's consulting and fee group.

     Strategic Management Consulting Group

     The Company acquired McManis Associates on December 30, 1993. McManis Associates is a Washington D.C.-based management and research consulting firm founded in 1964 that specializes in providing services to healthcare industry clients. McManis Associates provides a wide variety of consulting services, including strategy development, healthcare system integration and development, managed care strategy design and implementation, hospital/physician alignment strategies and business process reengineering. These services are designed to assist clients in implementing organizational change. Since the acquisition, McManis Associates has increased its capacity to provide consulting services by locating senior consultants in certain of the Company's other offices throughout the United States.

     Healthcare Services Group

     The Healthcare Services Group provides fee-based services designed to help its customers increase revenues, reduce cost and improve the quality of healthcare provided. Since its inception in 1983, the Company has required that its insurance clients purchase a combination of its risk modification programs, educational programs and information services as a condition to obtaining its insurance coverage. The Company subsequently broadened its strategy and now offers certain of these services to both insured and non-insured clients and has developed additional clinical and operations support service offerings for all of its healthcare clients.

     Risk   Modification   Services  to  Insured  Clients.   The  clinical  risk
modification process is designed to help clients change practices in the healthcare setting that may increase risk exposure. This process begins with a review of each prospective insured prior to underwriting in order to assess risk exposures and to evaluate its receptivity to the Company's risk management philosophy. Once insured, the client is provided several services by the Company to manage its risk exposures.

     The Company's risk modification approach originated with its risk modification programs for the clinical setting. The Company has introduced specialized clinical risk modification programs in four relatively high-risk areas: obstetrics, anesthesia, emergency medicine and surgery. These programs, which are updated regularly, seek to improve the quality of patient care, thereby reducing loss exposures and incurred losses in these areas. The Company requires that healthcare systems continually review clinical practices and submit indicator statistics monthly. These statistics measure the insureds' degree of compliance with the guidelines which have been developed by national work groups of physicians and other medical professionals working under the sponsorship of the Company. These data comprise a comparative database of practice and outcome indicators that has been maintained since 1985. Insured institutions, must also establish procedures for internal clinical and risk management review of cases and furnish reports and make available patient records, case review summaries and other material requested to support the evaluation of their risk management activity.

     The introduction of these programs into the insured's operation is accomplished through a combination of consultation, education and information services.

         Consultation. The Company's risk management consultants regularly conduct on-site visits to insured institutions, which include interviews with key executive, administrative and clinical staff; review of hospital policies, physician profiles and patient records; and inspection of treatment areas. The consultants' periodic observations and recommendations are reported to the insured and are included in the risk management plan developed for the insured. The Company's risk consultants are supported by a nationwide network of outside clinical and legal experts who are called upon as needed to assist with on-site reviews and risk intervention. The consultants are available to insureds to discuss risk management issues that arise from time to time.

         Education Programs. The Company includes education programs as a key element of its approach to risk modification. The Company provides insureds with educational opportunities including national seminars and focused training workshops. National seminars are offered to multi-disciplinary audiences and are designed to address a specific area of risk exposure of national concern. Focused training workshops, with limited enrollment, provide in-depth training for risk managers, healthcare executives and others within the healthcare setting on specialized areas of risk. Some examples of workshop topics include behavioral health, laboratory services, radiological services, home healthcare and group practice. In addition, the Company has developed and offers The Healthcare Risk Management Certificate Program, a ten course professional development and continuing education program. The Company's education programs have been approved by several states and professional organizations for professional certification or continuing education credit.

         Information Services. Insureds receive the Company's proprietary software, RISKKEY(R), which facilitates collection, analysis and reporting of incident, claim and clinical data and contains a policy module that enables insureds to monitor their insurance coverages. In addition, the Company has developed an on-line communications function with its insureds that allows for direct interaction among all clients and from each client to the Company's staff.

     Clinical and Operations Support Services. The Healthcare Services Group offers services to insured and non-insured clients on a fee basis. These services include clinical risk modification program assessment and development; third party claims administration and audit and design of self-administered claims management systems; and customized education and training.

     The Company offers managed care support services that include: physician credentials verification services; managed care contract management, patient billing and coding services; quality management services; health claims administration; and accreditation preparation services.

     The Company provides employee relations and human resource consulting services to healthcare organizations. The Company believes that human resource and compensation issues will take on increased importance as healthcare organizations continue to consolidate and evolve.

MARKETING AND UNDERWRITING

     The Company believes that a close working relationship with its healthcare industry clients is essential and consequently markets its products and services directly and markets through insurance brokers where such a close client relationship can be created and maintained. The Company markets its products nationally and has significant operations in Deerfield, Illinois; Washington, D.C.; Atlanta, Georgia; San Francisco and San Diego, California; and Independence, Missouri. The Company also has several small offices in locations where specialized services are provided to clients. ACIC is licensed in 50 states and the District of Columbia. In 1996, the five largest states in terms of direct written premium by ACIC were Florida, Illinois, California, North Carolina and

Georgia, which together accounted for approximately 49% of ACIC's direct written premium. HPIC is licensed in two states and has authority to write insurance on a surplus lines basis in 29 states.

     The Company has a select risk underwriting philosophy and its account management team approach supports the underwriting process. Clinical risk management consultants prepare reports regarding potential new business and provide site visit reports, risk assessments, and recommendations and monthly statistical reports regarding risk management programs for renewal business. The Company's risk management consultants develop a baseline risk index which measures the degree to which clients have processes in place to assess and manage risk. Claims managers evaluate a minimum of five years of loss history and reserve data, and underwriters require detailed historical exposure data and three years of financial information. The Company's underwriters perform a complete underwriting evaluation for every new and renewal applicant and determine premiums and coverage provisions when an insurance quotation is issued. Pricing of healthcare system insurance is strongly influenced by the loss experience of the insured, which provides incentive for the client to adopt and adhere to sound risk management policies.

     For physicians affiliated with insured healthcare systems, the underwriting process involves an evaluation of the prospective insured and an underwriting recommendation by a committee of insured physicians, in addition to an evaluation of a physician's loss history and exposure data. Although physicians are underwritten individually by the Company, for all physician group business pricing is influenced by the experience of the insured physician group. The Company believes that this approach to pricing and the review by group members improves the physician underwriting process.

CLAIMS MANAGEMENT

     The Company's approach to claims management utilizes highly experienced multi-disciplinary teams and early clinical evaluation. The Company believes that this approach allows it to assess claims more accurately and manage them to resolution more efficiently. Clinical resource work groups are a key component of claims management for the Company. Each work group meets three times a year and includes several prominent physicians affiliated with insured healthcare institutions and the Company's Medical Director and legal, claims and underwriting personnel. The work groups review and evaluate clinical, standard of care, causation and risk management issues relating to new claims.

     The Company emphasizes early evaluation and aggressive management of claims. Claims professionals are required to complete a full evaluation and reserving of claims within nine months of the filing of a claim. The claims department conducts major case reviews semiannually for all cases reserved at or above $100,000 and for all obstetric claims. The major case review process ensures ongoing senior management involvement for all large exposure claims. The Company works closely with its defense counsel to develop case strategies and participate in litigation of claims. Claims professionals attend case conferences and trials and maintain an expert witness data bank. When necessary, medical consultants are retained to assist in defense of claims.

     The Company seeks a cooperative working relationship with client risk managers. Claims professionals are assigned responsibility for claim activity on an account basis, working closely with underwriters and risk management consultants also assigned to these accounts. Claims professionals routinely conduct phone consultations with client risk managers regarding specific cases and perform claim audits annually. This working relationship and open communication is critical for the Company in identifying incidents that may result in claims and assists the Company in evaluating and responding to claims expeditiously.

RESERVES AND LOSSES

     The Company establishes balance sheet reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates include two components: case reserves and non-case reserves. Case reserves are estimates of future losses and LAE for reported claims and are established by the claims department. Non-case reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) actuarially estimated ultimate incurred losses. Ultimate incurred losses are an actuarially determined estimate of total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims including amounts already paid.

     The process of estimating reserves is inherently uncertain and involves an evaluation of many variables including social and economic conditions. A significant period of time may elapse between the report of a claim to the Company and the ultimate settlement of the claim. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims. There can be no assurance that the ultimate liability of the Company will not exceed the amounts reserved.

     The following table presents the development of balance sheet reserve liability for property and casualty reserves net of reinsurance for the calendar years 1987 through 1996. The amounts shown for each year on the top line of the table represent the Company's estimate of its liability for future payments of losses and LAE as of the balance sheet date as originally reported. The liability for unpaid losses and LAE as originally reported is presented net of reinsurance receivables relating to unpaid losses. The upper portion of the table represents a re-estimate of the original balance sheet liability at the end of each succeeding period, followed by a line indicating the change from the original estimate to the most current re-estimate. The lower portion of the table represents the cumulative amount of the original liability that has been paid in the succeeding years.

     ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)


                                                                        DECEMBER 31,
                              -----------------------------------------------------------------------------------------
                                  1987     1988     1989     1990     1991     1992    1993      1994     1995     1996
                              -----------------------------------------------------------------------------------------

Liability for unpaid
 losses and LAE, net          $115,315 $162,812 $208,752 $244,876 $288,297 $314,401 $337,813 $361,733 $538,707 $536,635
Liability re-estimated as of:
  One year later               117,015  162,938  208,674  247,086  302,168  317,727  340,198  359,967  533,599
  Two years later              118,368  164,333  209,397  255,183  301,032  316,445  336,180  357,448
  Three years later            120,724  162,832  212,058  248,985  287,985  305,428  324,901
  Four years later             120,480  166,651  207,542  235,641  278,989  288,703
  Five years later             122,992  163,278  202,287  227,666  265,482
  Six years later              123,039  159,063  199,548  218,087
  Seven years later            122,829  157,348  194,651
  Eight years later            124,619  154,283
  Nine years later             122,915


Cumulative redundancy
  (deficiency)                 $(7,600)  $8,529  $14,101  $26,789  $22,815  $25,698  $12,912  $ 4,285  $ 5,108
                              ========= ======= ======== ======== ======== ======== ======== ======== ========

Cumulative liability paid as of:
  One year later               $18,209  $28,150  $47,812  $39,248  $72,518  $68,070  $77,646  $69,088 $118,959
  Two years later               39,502   67,111   78,606   97,689  125,036  125,009  135,881  161,601
  Three years later             61,709   82,354  119,211  126,723  157,181  166,623  202,374
  Four years later              71,051  106,322  140,118  151,038  186,705  194,089
  Five years later              89,864  121,615  153,606  166,893  206,336
  Six years later              101,741  127,870  161,440  180,278
  Seven years later            106,218  134,099  169,791
  Eight years later            110,338  140,720
  Nine years later             115,768


     In evaluating the information in the table above, it should be noted that each column includes the effects of changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. In 1996, reserve redundancy of $5,108,000 represents less than a 1% decrease in the Company's estimate of the December 31, 1995 reserve.

     The following table presents a reconciliation of reserves of the Company's property and casualty operations in accordance with statutory accounting practices ("SAP") with reserves reflected in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1996.


                RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31, 1996
                                                                                    -----------------
Liability for losses and LAE on a SAP basis......................................        $451,312
Add:
  Statutory loss reserve discount................................................          52,176
  Retroactive reinsurance reserve assumed .......................................          14,166
  Other  ........................................................................          18,981
                                                                                         --------
Liability for losses and LAE on a GAAP basis (net of
  reinsurance receivables of $87,159)............................................        $536,635
                                                                                         ========

     For SAP reporting, ACIC discounts reserves at a 5.0% interest rate, as expressly approved by insurance regulatory authorities. Retroactive reinsurance reserve assumed is reported as an aggregate write-in liability for SAP. For GAAP reporting, ACIC does not discount its reserves.

INVESTMENTS

     The Company invests principally in investment grade fixed income securities and preferred stocks. The Investment Committee of the Company's Board of Directors meets quarterly with management to set investment policy and review performance of internal and external investment managers. The Company's Board of Directors approves investment policy which currently authorizes a maximum average effective duration of six years and limits fixed income and preferred stock purchases to securities rated Baa/BBB or better by Moody's Investors Services, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), Duff & Phelps Inc. ("D&P") or Fitch Investors Service Inc ("Fitch"). The Company's investment managers select specific bond issues within these guidelines. The investment policy limits holdings in private placements, common stocks, preferred stocks and international stocks and bonds, cumulatively, to 5% of invested assets.

     In general, the investment policy of the Company is to maximize after-tax total return, subject to constraints on investment quality, maturity and
liquidity.   The  Company's  investment  policy  establishes  a  range  for  the appropriate allocation among asset classes. The precise allocation varies depending on an evaluation of the economic environment and on the Company's tax position. Currently, the portfolio is being managed with emphasis on corporate and municipal bonds. As of December 31, 1996, the securities in the Company's fixed income portfolio had an average rating of Aa3 as rated by Moody's.
S&P, D&P or Fitch ratings are used for securities not rated by Moody's.

     All fixed maturity and preferred stock securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders' equity, and have no effect on net income.

CEDED REINSURANCE

     Insurance companies purchase reinsurance to limit risk on individual exposures, protect against catastrophic losses and increase their capacity to write insurance. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its exposure on insurance to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligation to its insureds. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured.

     The Company cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure. Management seeks to mitigate exposure to adverse reinsurance pricing conditions and to limit its credit risk by maintaining a diversity of reinsurers. Furthermore, the Company diversifies its reinsurance exposure geographically with North American, United Kingdom and continental European companies.

     For its hospital medical malpractice insurance business, the Company has reinsurance capacity to write policy limits to $51,000,000. The Company has reinsurance for all losses in excess of $3,000,000 per occurrence subject to an $8,000,000 aggregate annual deductible. The Company provides for its estimated liability relating to this deductible in loss reserves. For its physician business, the Company has reinsurance capacity to write policy limits up to $5,000,000 per claim with a $7,000,000 annual aggregate limit. The Company has reinsurance for losses in excess of $500,000 per claim and $750,000 for occurrences involving more than one claim. For its group life insurance business, the Company has reinsurance for losses in excess of $50,000 per life and for excess medical expense business, the Company cedes 70% of the premiums and losses for policy limits of $1,000,000 per occurrence and $2,000,000 in the aggregate.

     The Company's Vetting Committee evaluates the credit risk associated with every reinsurer and reports its findings to the Audit Committee of the Board of Directors. The Board of Directors has substantially increased the Company's creditworthiness standards for reinsurers over the past several years. For new reinsurers, the standards require minimum capital and surplus of $100,000,000 or one of the following ratings: at least A- or better from A.M. Best, Claims Paying Ability rating from Standard & Poor's of at least A or a S&P Insurance Solvency International rating of at least A.

COMPETITION

     The Company competes with monoline medical malpractice insurance companies, large multi-line property and casualty companies and providers of risk management and consulting services. The insurance business is highly competitive. Many of the Company's competitors have substantially greater financial resources than the Company, and there are many companies that provide risk management and other services that the Company provides. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility or higher quality service. However, the Company believes that its particular combination of insurance, risk management services involving clinical risk management, strategic management consulting services, direct access and long-term relationships with its clients provide it with a competitive advantage in its chosen markets.

REGULATION

     The Company's insurance subsidiaries, ACIC, HPIC and ACLIC (collectively, the "Insurance Subsidiaries") are subject to the insurance laws and regulations in each state in which they are licensed to do business. ACIC is licensed in 50 states and the District of Columbia, HPIC is licensed in 2 states and has authority to write on a surplus lines basis in 29 states. ACLIC is licensed in 46 states and the District of Columbia. ACIC and ACLIC are subject to supervisory regulation by Missouri, the state of their incorporation, and HPIC is subject to supervisory regulation in Illinois, its state of incorporation. Each of the states in which the Insurance Subsidiaries are licensed has the duty and obligation to impose premium taxes and other fees and to regulate rates, financial data and major business transactions. Also, the Insurance Subsidiaries must pass certain solvency tests and meet minimum capital and surplus requirements in each jurisdiction where they are licensed. Statutory financial statements must be filed on a quarterly basis and insurance reserves must be certified by an actuary on an annual basis. The Insurance Subsidiaries are regulated with regard to the amount of insurance they may write based upon the amount of their respective surpluses.

     As part of a holding company system, the Insurance Subsidiaries are subject to the reporting requirements of their respective states, which require them to file an annual Holding Company System Registration Statement (Form B). Form B is required by Missouri, Illinois and several other jurisdictions where the Insurance Subsidiaries are licensed. Form B must include relevant information concerning the history, capital structure and significant transactions of each of the Insurance Subsidiaries, their parent and affiliates. Pertinent biographical information regarding each director and officer must also be provided. Transfers of assets and significant transactions between the Company's subsidiaries within the holding company system also require regulatory approval.

     Every  insurance  company is subject  to a periodic  examination  under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The most recent periodic examination reports for ACIC and ACLIC, based on December 31,
1994 financial statements, were issued on November 29, 1995 for ACIC and September 18, 1995 for ACLIC. An examination of HPIC, based on December 31, 1994 financial statements was issued on February 28, 1997. Various states also conduct "market conduct examinations" which are periodic, unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms.

     ACIC principally writes medical malpractice insurance and additional requirements are placed upon ACIC to report detailed information with regard to the settlements or judgments against its insureds. In addition to the reporting to the states of medical malpractice settlements and judgments, payments must also be reported to the National Practitioners Data Bank. Penalties attach if reports to the states and to the data bank are not made. The Insurance Subsidiaries are required to participate in the guaranty funds of states in which they are licensed to do business. Assessments are made by the states to pay amounts to policyholders who were insured by companies which have become insolvent and are placed into liquidation either voluntarily or involuntarily by the insurance commissioner. These assessments vary from state to state and are dependent upon the amount of the insolvencies in each state during a given year.

     The Missouri and Illinois insurance laws and regulations impose restrictions on the amount of dividends that may be paid to stockholders by insurance companies domiciled in the respective states without prior approval of the Director of Insurance of such states. ACIC may not, without the prior approval of the Missouri Director of Insurance, pay a dividend that, together with any other dividends paid within the twelve-month period ending on the date when the dividend will be paid, exceeds the lesser of ACIC's net investment income for the prior calendar year or 10% of its statutory capital and surplus as of December 31 of the prior calendar year. In 1997, dividend payments by ACIC without prior regulatory approval may not exceed $19,150,000. HPIC may not, without the prior approval of the Illinois Director of Insurance, pay a dividend that, together with any other dividends paid within the twelve-month period ending on the date when the dividend will be paid, exceeds the greater of 10% of its statutory capital and surplus as of December 31 of the prior calendar year or net income for the prior calendar year. In 1997, dividend payments by HPIC without prior regulatory approval may not exceed $5,153,000.

     The Missouri and Illinois insurance laws and regulations impose a risk-based minimum surplus requirement for life and health insurance companies that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. As of December 31, 1996 ACIC's, HPIC's and ACLIC's surplus all exceeded their respective risk-based capital requirement under the standards.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 725 persons. None of its employees are represented by a labor union, and the Company believes that its employee relations are excellent.

ITEM 2.  PROPERTIES
-------------------

     The Company leases approximately 255,000 square feet of office space throughout the United States ("U.S.") and the United Kingdom ("U.K."). The Company's major leasehold obligation relates to its corporate office located in Deerfield, Illinois. The Deerfield, Illinois office space consists of 120,000 square feet. The lease is for a term of fifteen years beginning July 1, 1991. The Company has the right to terminate this lease in the tenth and eleventh years of the lease under certain circumstances. Terms of the lease include an expansion option in July 1997 for 20,000 square feet. In 2001, the Company has the option of renting an additional 52,000 square feet. The Company's principal regional and subsidiary offices are in Atlanta, Georgia; San Francisco and San Diego, California; Independence, Missouri; and Washington, D.C.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     In 1992, the Company sold Ludgate Insurance Company Limited ("Ludgate") at a loss, which was reported in discontinued operations. The Company has been involved in two lawsuits connected with the sale. A U.K. action related to sales contract warranties and a U.S. suit concerned the commutation of a reinsurance transaction with Ludgate. Also at issue was a stop-loss reinsurance agreement provided by the Company to Ludgate in connection with the sale. In February 1997, a U.K. court rendered a judgment against the Company. The U.S. lawsuit and the stop-loss agreement remained unresolved.

     In February 1997, the Company settled both lawsuits and commuted the stop-loss reinsurance agreement. The settlement of all these matters is reflected in the accompanying 1996 consolidated statement of income as a loss from discontinued operations. The pre-tax loss is $7,800,000 with a corresponding tax benefit of $2,700,000, resulting in a charge of $5,100,000.

     In addition to the litigation described above, the Company is subject to other litigation and arbitration in the normal course of its business. The Company does not believe that any pending litigation or arbitration will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MMI." There were 407 holders of record as of December 31, 1996. The following table sets forth the quarterly high and low closing prices during 1996 and 1995.

                                      High            Low
                                    --------       --------
         1996
           First quarter            $ 30 1/4       $ 22
           Second quarter             31 1/4         26 3/4
           Third quarter              33 1/4         30 1/8
           Fourth quarter             32 1/4         28 1/2

         1995
           First quarter            $ 17 1/4$        14 7/8
           Second quarter             20             17
           Third quarter              25 1/4         18 7/8
           Fourth quarter             25 1/2         22 1/8

     On March 6,  1997 the  closing  price of the  Company's  Common  Stock  was
$24.50.

     In 1996, the Company declared quarterly dividends of $.06 per share, compared to quarterly dividends of $.05 per share in 1995. See Notes 6 and 8 to the Consolidated Financial Statements for a description of restrictions on the ability of the registrant's subsidiaries to transfer funds to the registrant in the form of dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Selected Consolidated Financial Data on page 13 of the MMI Companies, Inc. 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 21 of the MMI Companies, Inc. 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements and Notes thereto and Report of Independent Auditors on pages 22 through 39 of the MMI Companies, Inc. 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The "Election of Directors" and "Executive Officers" sections on pages 1 through 3 and page 4 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 17, 1997, are included herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The "Executive Compensation" section on pages 7 through 11 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 17, 1997, is included herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The "Security Ownership of Certain Beneficial Owners and Management" section on pages 4 through 5 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 17, 1997, is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" sections on pages 6 and 11 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 17, 1997, are included herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

a.   Filed documents

     1.   Financial statements.

              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Stockholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Independent Auditors

     2.   Financial  statement  schedules.   An  index  to  financial  statement
          schedules is on page 15.

     3.   Exhibits. An index to exhibits to this report is on page 16.

b. Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of 1996.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Registrant:  MMI Companies, Inc.


Date:    March 17, 1997                By:/s/ B. Frederick Becker
         --------------                   -----------------------
                                          B. Frederick Becker
                                          Chairman and Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 17, 1997                By:/s/ B. Frederick Becker
         --------------                   -----------------------
                                          B. Frederick Becker
                                          Chairman,  Chief Executive
                                          Officer and Director


Date:    March 17, 1997                By:/s/ Paul M. Orzech
         --------------                   ------------------
                                          Paul M. Orzech
                                          Executive Vice President and
                                          Chief Financial Officer


Date:    March 17, 1997                By:/s/ Joseph R. Herman
         --------------                   --------------------
                                          Joseph R. Herman
                                          Vice President and Controller


Date:    March 17, 1997                By:/s/ Richard R. Barr
         --------------                   -------------------------
                                          Richard R. Barr
                                          Director


Date:    March 17, 1997                By:/s/ James A. Block, M.D.
         --------------                   ------------------------
                                          James A. Block, M.D.
                                          Director


Date:    March 17, 1997                By:/s/ George B. Caldwell
         --------------                   ----------------------
                                          George B. Caldwell
                                          Director

Date:    March 17, 1997                By:/s/ K. James Ehlen, M.D.
         --------------                   ------------------------
                                          K. James Ehlen, M.D.
                                          Director




Date:    March 17, 1997                By:/s/ F. Laird Facey, M.D              .
         --------------                   -----------------------
                                          F. Laird Facey, M.D.
                                          Director


Date:    March 17, 1997                By:/s/ William M. Kelley
         --------------                   ---------------------
                                          William M. Kelley
                                          Director


Date:    March 17, 1997                By:/s/ Andrew D. Kennedy
         --------------                   ---------------------
                                          Andrew D. Kennedy
                                          Director


Date:    March 17, 1997                By:/s/ Timothy R. McCormick
         --------------                   ------------------------
                                          Timothy R. McCormick
                                          Director


Date:    March 17, 1997                By:/s/ Gerald L. McManis
         --------------                   ---------------------
                                          Gerald L. McManis
                                          Director


Date:    March 17, 1997                By:/s/ Scott S. Parker
         --------------                   -------------------
                                          Scott S. Parker
                                          Director


Date:    March 17, 1997                By:/s/ Edward C. Peddie
         --------------                   --------------------
                                          Edward C. Peddie
                                          Director


Date:    March 17, 1997                By:/s/ Anthony J. Perry
         --------------                   --------------------
                                          Anthony J. Perry
                                          Director


Date:    March 17, 1997                By:/s/ Joseph D. Sargent
         --------------                   ---------------------
                                          Joseph D. Sargent
                                          Director


Date:    March 17, 1997                By:/s/ Marshall Whisnant
         --------------                   ---------------------
                                          Marshall Whisnant
                                          Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                          Page

II.    Condensed Financial Information of Registrant
         Condensed Balance Sheets....................................      S-1
         Condensed Statements of Income..............................      S-2
         Condensed Statements of Cash Flows..........................      S-3
III.   Supplementary Insurance Information...........................      S-4
IV.    Reinsurance...................................................      S-5
V.     Valuation and Qualifying Accounts.............................      S-6
VI.    Supplementary Property/Casualty Insurance Information.........      S-7




Schedule I has been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto.

                                  EXHIBIT INDEX

3.1     Certificate Of Incorporation Of The Registrant.*****
3.2     Bylaws of the Registrant.***
4.1     Specimen stock certificate representing Common Stock.*
10.1 Amended and Restated Credit Agreement dated as of January 18, 1996 among the Registrant, Various Lenders and Bank of America National Trust and Savings Association, as Agent for the Lenders.****
10.2 Waiver of Right to Elect Director dated October 21, 1996, between the Registrant and each of Conning Insurance Capital Limited Partnership, Conning Insurance Capital International Partnership, Conning Insurance Capital Limited Partnership II and Conning Insurance Capital International Partnership II.
10.3 Agreement for the Sale and Purchase of Shares in Ludgate Insurance Company Limited dated June 30, 1992, between the Registrant and Ken Randall Associates Limited.*
10.4 Lease dated July 1, 1991, between the Registrant and MATAS Corporation for the Registrant's principal executive offices and First Amendment to Lease dated August 1, 1992.*
10.5 Second Amendment to Lease, effective January 1, 1995 between the Registrant and MATAS Corporation.***

10.6 Third Amendment to Lease, effective February 1, 1996 between the Registrant and MATAS Corporation.****

10.7 Fourth and Fifth Amendments to Lease, effective July 1996 between the Registrant and MATAS Corporation.
10.8    Incentive Stock Option Plan, effective February 28, 1986.* #
10.9 Amended and Restated Return on Equity Incentive Plan, effective January 1, 1990. #
10.10   1993 Employee Stock Plan, effective January 15, 1993.* #
10.11 Employment Agreement, dated as of September 17, 1988 and amended as of December 1, 1992, between the Registrant and its Chief Executive Officer, Mr. B. Frederick Becker.* #
10.12 Second Amendment to Employment Agreement, dated as of April 19, 1995 between the Registrant and its Chief Executive Officer, Mr. B. Frederick Becker.**** #
10.13 Employment Agreement dated as of October 9, 1995 between the Registrant and Mr. Steve A. Schleisman. **** #
10.14 Employment Agreements dated as of April 17, 1996 between the Registrant and Ms. Anna Marie Hajek, Mr. Gerald L. McManis and Mr. Paul M. Orzech.
        ***** #
10.15 Description of Employment Arrangement between the Registrant and Mr. Steve A. Schleisman.
10.16 1993 Non-Employee Directors' Formula Stock Option Plan, effective January 15, 1993.* #
10.17   Certificates of Insurance for Directors' Life Insurance Program.* #
10.18   Amended Board of Directors Retirement Plan, effective January 1, 1993. #
10.19 Amended 1996 Non-Employee Director Stock and Deferred Cash Compensation Plan. #
10.20 Merger Agreement and Plan of Reorganization dated as of December 30, 1993 among the Registrant, McManis Associates, Inc. and the stockholders of McManis Associates, Inc.**
10.21 Transfer and Forbearance Agreement dated as of December 30, 1993 among the Registrant and Gerald L. McManis.**
10.22 Stock Purchase Agreement dated February 2, 1995 between the Registrant and American Hospital Association Services, Inc.***
11.1    Statement re computation of per share earnings.
13.1    MMI Companies Inc. 1996 Annual Report to Stockholders
21.1    Subsidiaries of the registrant.
23.1    Consent of Ernst & Young LLP.
27.1    Financial data schedule.


* Incorporated herein by reference to Registration Statement No. 33-59464 on Form S-1.
** Incorporated herein by reference to Report on Form 10-K dated December 31, 1993, Commission File No. 1-11920.

*** Incorporated herein by reference to Report on Form 10-K dated December 31, 1994, Commission File No. 1-11920.
**** Incorporated herein by reference to Report on Form 10-K dated December 31, 1995, Commission File No. 1-11920.
***** Incorporated herein by reference to Report on Form 10-Q dated June 30, 1996, Commission File No. 1-11920. # Compensatory plans or arrangements.


                                                MMI COMPANIES, INC.
                                                 (PARENT COMPANY)

                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                             CONDENSED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              December 31,
                                                                   ---------------------------------
                                                                          1996                1995
                                                                   -------------       -------------
ASSETS
 INVESTMENTS
  Investment in subsidiaries ..............................        $    254,992        $    226,834
  Short term investments ..................................              15,460                 597
  Fixed maturities ........................................              24,822                  --
                                                                   -------------       -------------
                                                                        295,274             227,431

OTHER ASSETS
 Cash (overdraft) .........................................                (299)               (836)
 Furniture and equipment - at cost, less accumulated
   depreciation: 1996 - $5,719; 1995 - $4,222 .............               3,964               3,287
 Due from affiliates ......................................              17,805               6,516
 Deferred income taxes ....................................               5,924                (380)
 Other ....................................................               2,148               4,049
                                                                   -------------       -------------
                                                                   $    324,816          $  240,067
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES ..............................................
  Accrued expenses and other liabilities ..................        $     13,612          $    2,609
  Due to affiliates .......................................               1,238               1,245
  Notes payable to stockholders ...........................                  --                 750
  Long-term notes payable .................................              58,000              49,000
                                                                   -------------       -------------
                                                                         72,850              53,604

STOCKHOLDERS' EQUITY
 Common Stock, par value $.10 per share:
   Authorized shares: 1996 and 1995 - 30,000
   Issued and outstanding shares: 1996 - 11,625; 1995 - 9,675             1,162                 967
 Additional paid-in capital ...............................             135,183              82,645
 Retained earnings ........................................             102,830              84,361
 Unrealized gains on investments, net of taxes:
   1996 - $6,887; 1995 - $9,957 ...........................              12,791              18,490
                                                                   -------------       -------------
                                                                        251,966             186,463
                                                                   -------------       -------------
                                                                   $    324,816        $    240,067
                                                                   =============       =============

See notes to consolidated financial statements.

                               MMI COMPANIES, INC.
                                (PARENT COMPANY)

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                     --------------------------------------------
                                                                          1996            1995            1994
                                                                     ------------    ------------    ------------
REVENUES
     Management fees from subsidiaries..........................     $    24,550     $    19,100     $    16,750
     Dividends received from subsidiaries.......................          11,000           6,000           5,000
     Net investmentincome.......................................             752             375              95
     Net realized gains on investments..........................              22               -               -
                                                                     ------------    ------------    ------------
                                                                          36,324          25,475          21,845
EXPENSES
     Administrative and other...................................          23,193          19,558          16,574
     Interest expense...........................................           3,397           2,767           1,619
                                                                     ------------    ------------    ------------
                                                                          26,590          22,325          18,193
                                                                     ------------    ------------    ------------

     Income from continuing operations before income
          taxes and equity in undistributed net income of
          subsidiaries.............. ...........................           9,734           3,150           3,652
     Income taxes (credit)......................................            (396)           (932)           (344)
                                                                     ------------    ------------    ------------
         Income from continuing operations before equity in
             undistributed net income of subsidiaries...........          10,130           4,082           3,996
     Loss from discontinued operations..........................          (5,100)              -               -
                                                                     ------------    ------------    ------------
         Income before equity in undistributed net income
             of subsidiaries....................................           5,030           4,082           3,996
     Equity in undistributed net income of subsidiaries.........          15,985          18,613          11,055
                                                                     ------------    ------------    ------------

         Net income.............................................     $    21,015     $    22,695     $    15,051
                                                                     ============    ============    ============

See notes to consolidated financial statements.

                               MMI COMPANIES, INC.
                                (PARENT COMPANY)

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                     --------------------------------------------
                                                                          1996            1995            1994
                                                                     ------------    ------------    ------------

Net cash provided by operating activities.......................     $     3,955     $     1,961     $     4,107

Investing activities:
     Net sale (purchase) of short-term investments..............         (14,769)            121            (719)
     Purchases of fixed maturities..............................         (38,833)              -               -
     Sales of fixed maturities..................................           8,706               -               -
     Maturities of fixed maturities.............................           5,430               -               -
     Capital contribution to subsidiaries.......................         (10,003)         (5,000)           (500)
     Furniture and equipment additions..........................          (2,174)         (1,770)         (1,522)
     Acquisition of subsidiaries................................          (8,921)        (15,372)              -
                                                                     ------------    ------------    ------------
                                                                                                               -

        Net cash used by investing activities...................         (60,564)        (22,021)         (2,741)

Financing activities:
     Issuance of Common Stock...................................          54,308           1,587             118
     Costs incurred in connection with stock offering...........          (2,866)              -               -
     Payments on notes payable..................................            (750)         (1,250)        (28,250)
     Proceeds from notes payable including
          short-term borrowings... .............................           9,000          21,000          28,000
     Dividends..................................................          (2,546)         (1,957)         (1,376)
                                                                     ------------    ------------    ------------

        Net cash provided (used) by financing activities........          57,146          19,380          (1,508)
                                                                     ------------    ------------    ------------

        Increase (decrease) in cash.............................             537            (680)           (142)
Cash (deficit) at beginning of year.............................            (836)           (156)            (14)
                                                                     ------------    ------------    ------------
        Cash (deficit) at end of year...........................     $      (299)    $      (836)    $      (156)
                                                                     ============    ============    ============

See notes to consolidated financial statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                               December 31,
                      ------------------------------------------------------------
                                         Loss and
                         Deferred            Loss
                           Policy      Adjustment        Unearned          Future
                      Acquisition         Expense         Premium          Policy
Segment                     Costs        Reserves        Reserves        Benefits
--------------        ------------    ------------    ------------    ------------

1996

Insurance...........  $     7,117     $   628,452     $    55,679     $     8,578
Consulting and fees.           --              --              --              --
Corporate and
   eliminations.....           --           3,121              --              --
                      ------------    ------------    ------------    ------------
                      $     7,117     $   631,573     $    55,679     $     8,578
                      ============    ============    ============    ============

1995

Insurance...........  $     5,660     $   634,621     $    52,951     $     8,982
Consulting and fees.           --              --              --              --
Corporate and
   eliminations.....           --           4,194              --              --
                      ------------    ------------    ------------    ------------
                      $     5,660     $   638,815     $    52,951     $     8,982
                      ============    ============    ============    ============

See Note 12 to the consolidated financial statements for a discussion of the reclassification of segment information.

                      MMI COMPANIES, INC. AND SUBSIDIARIES

         SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (IN THOUSANDS)


                                                        Year Ended December 31,
                      --------------------------------------------------------------------------------------------
                                                        Benefits,    Amortization
                                                          Claims,     of Deferred
                                              Net      Losses and          Policy           Other             Net
                          Premium      Investment      Settlement     Acquisition       Operating        Premiums
Segment                  Revenues          Income        Expenses           Costs        Expenses         Written
--------------        ------------    ------------    ------------    ------------    ------------    ------------

1996

Insurance...........  $   164,409     $    43,428     $   135,786     $    14,024     $    23,776     $   167,392
Consulting and fees.           --              --              --              --          29,966              --
Corporate and
   eliminations.....           --             846              --              --           9,260              --
                      ------------    ------------    ------------    ------------    ------------    ------------
                      $   164,409     $    44,274     $   135,786     $    14,024     $    63,002     $   167,392
                      ============    ============    ============    ============    ============    ============

1995

Insurance...........  $   155,191     $    39,417     $   130,088     $    11,353     $    23,009     $   161,188
Consulting and fees.           --              --              --              --          19,463              --
Corporate and
   eliminations.....           --             433              --              --           7,230              --
                      ------------    ------------    ------------    ------------    ------------    ------------
                      $   155,191     $    39,850     $   130,088     $    11,353     $    49,702     $   161,188
                      ============    ============    ============    ============    ============    ============

1994

Insurance...........  $   132,389     $   $28,928     $   112,711     $     7,507     $    19,429     $   139,800
Consulting and fees.           --              --              --              --          15,987              --
Corporate and
   eliminations.....           --             139              --              --           4,363              --
                      ------------    ------------    ------------    ------------    ------------    ------------
                      $   132,389     $    29,067     $   112,711     $     7,507     $    39,779     $   139,800
                      ============    ============    ============    ============    ============    ============

See Note 12 to the consolidated financial statements for a discussion of the reclassification of segment information.

                      MMI COMPANIES, INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                      Percentage
                                                              Ceded to       Assumed                   of Amount
                                                   Gross         Other    from Other           Net    Assumed to
                                                  Amount     Companies     Companies        Amount           Net
                                             ------------  ------------  ------------  ------------  ------------

Year Ended December 31, 1996:
  Life insurance in force at end of year...  $ 1,265,506   $   300,385   $         -   $   965,121             -%
                                             ============  ============  ============  ============
Premiums:
  Life insurance...........................  $     4,779   $     1,210   $         -   $     3,569             -%
  Accident and health insurance............       16,222        14,383         2,279         4,118         55.34
  Medical malpractice .....................      171,058        31,567        17,231       156,722         10.99
                                             ------------  ------------  ------------  ------------
    Total premiums.........................  $   192,059   $    47,160   $    19,510   $   164,409
                                             ============  ============  ============  ============


Year Ended December 31, 1995:
  Life insurance in force at end of year...  $ 1,397,274   $   344,807   $         -   $ 1,052,467             -%
                                             ============  ============  ============  ============

Premiums:
  Life insurance...........................  $     4,430   $     1,043   $         -   $     3,387             -%
  Accident and health insurance............       12,602        12,721         4,288         4,169        102.85
  Medical malpractice .....................      169,760        35,084        12,959       147,635          8.78
                                             ------------  ------------  ------------  ------------
    Total premiums.........................  $   186,792   $    48,848   $    17,247   $   155,191
                                             ============  ============  ============  ============

Year Ended December 31, 1994:
  Life insurance in force at end of year...  $ 1,064,590   $   223,032   $         -   $   841,558             -%
                                             ============  ============  ============  ============

Premiums:
  Life insurance...........................  $     3,794   $       830   $        52   $     3,016          1.72
  Accident and health insurance............       14,437        14,558         5,512         5,391        102.24
  Medical malpractice .....................      138,508        27,031        12,505       123,982         10.09
                                             ------------  ------------  ------------  ------------
    Total premiums.........................  $   156,739   $    42,419   $    18,069   $   132,389
                                             ============  ============  ============  ============

                      MMI COMPANIES, INC. AND SUBSIDIARIES

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                       Balance At
                                                        Beginning                                      Balance at
Description                                               of Year       Additions      Deductions     End of Year
                                                     -------------   -------------   -------------   -------------

Year Ended December 31, 1996:
  Accumulated amortization of goodwill ..........    $      4,800    $      1,787    $         --    $      6,587
  Accumulated depreciation of furniture and
     equipment ..................................           6,500           3,149             161           9,488


Year Ended December 31, 1995:
  Accumulated amortization of goodwill ..........    $      3,686    $      1,114    $         --    $      4,800
  Accumulated depreciation of furniture and
     equipment ..................................           4,749           2,502             751           6,500
  Accumulated allowance for uncollectible
     reinsurance (1) ............................          11,160              --          11,160              --


Year Ended December 31, 1994:
  Accumulated amortization of goodwill ..........    $      2,572    $      1,114    $         --    $      3,686
  Accumulated depreciation of furniture and
     equipment ..................................           3,090           2,454             795           4,749
  Accumulated allowance for uncollectible
     reinsurance ................................          11,160              --              --          11,160

(1) Represents the write-off of reinsurance receivables that were fully reserved prior to 1993.

                      MMI COMPANIES, INC. AND SUBSIDIARIES

       SCHEDULE VI-- SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                 December 31,
                          --------------------------------------------------------------
                                                               Discount
                                               Loss and   Deducted from
                               Deferred            Loss   Loss and Loss
   Affiliation                   Policy      Adjustment      Adjustment        Unearned
       with                 Acquisition         Expense         Expense         Premium
    Registrant                    Costs        Reserves        Reserves        Reserves
----------------------    --------------  --------------  --------------  --------------

1996:
   Consolidated
    subsidiaries......    $      7,117    $     623,794   $          --   $      55,677
1995:
   Consolidated
    subsidiaries......           5,660          627,414              --          52,949

                      MMI COMPANIES, INC. AND SUBSIDIARIES

 SCHEDULE VI-- SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION (CONTINUED)
                                 (IN THOUSANDS)

                                                                Year ended December 31,
                        ------------------------------------------------------------------------------------------------
                                                           Losses and Loss
                                                             Adjustment
                                                              Expenses         Amortization          Paid
                                                      Incurred Related to       of Deferred    Losses and
   Affiliation                                Net   --------------------------       Policy          Loss           Net
       with                Premiums    Investment       Current         Prior   Acquisition    Adjustment      Premiums
    Registrant               Earned        Income          Year         Years         Costs      Expenses       Written
-----------------       ------------  ------------  ------------  ------------  ------------  ------------  ------------
1996:
   Consolidated
    subsidiaries...     $   156,722   $    42,048   $   135,895   $    (5,108)  $    14,024   $   129,751   $   159,714
1995:
   Consolidated
    subsidiaries...         147,635        38,113       127,710        (1,766)       11,353        72,214       153,634

1994:
   Consolidated
    subsidiaries...         123,982        27,665       104,366         2,495         7,507        80,397       131,399


EXHIBIT 10.2


                                     WAIVER
                                     ------

         THIS WAIVER is made as of the 21st day of October, 1996, by and among MMI Companies, Inc., a Delaware corporation (the ACompany@), and each of Conning Insurance Capital Limited Partnership, Conning Insurance Capital International Partnership, Conning Insurance Capital Limited Partnership II and Conning Insurance Capital International Partnership II (collectively the AConning Investors@).


                               W I T N E S S E T H
                               - - - - - - - - - -

         WHEREAS, the Company and the Conning Investors have entered into separate Unit Purchase Agreements dated January 25, 1989 and February 23, 1989 (the APurchase Agreements@); and

         WHEREAS, Section 6.8 of each of the Purchase Agreements requires the Company to use its best efforts to elect a director designated by the Conning Investors as long as the Conning Investors own a specified number of Shares of the Company; and

         Whereas, the Company=s shares are now publicly traded and the Conning Investors no longer need the protection afforded by Section 6.8;

         NOW, THEREFORE, the parties hereby agrees as follows:

         1.   Waiver.   Section 6.8 of the Purchase Agreements is hereby
              ------
irrevocably waived by the Conning Investors.

         2.   Counterparts.   This document may be executed in any number of
              -------------
counterparts, each of which shall be an original but all of which together shall constitute one instrument.

         IN WITNESS WHEREOF, the parties have executed this Waiver as of the date first above written.


         MMI COMPANIES, INC.                        CONNING INSURANCE
                                                CAPITAL LIMITED PARTNERSHIP

By:  _______________________________            By:     CONNING & COMPANY, its
     Name:  B. Frederick Becker                             General Partner
     Title:    Chairman/CEO
                                                By:  ___________________________
                                                     Name:
                                                     Title:

                                                CONNING INSURANCE CAPITAL
                                                INTERNATIONAL PARTNERSHIP

                                                By:    CONNING & COMPANY, its
                                                           General Partner

                                                By:  ___________________________
                                                     Name:
                                                     Title:




                                                CONNING INSURANCE CAPITAL
                                                LIMITED PARTNERSHIP II

                                                By:    CONNING & COMPANY, its
                                                           General Partner

                                                By:  ___________________________
                                                     Name:
                                                     Title:



                                                CONNING INSURANCE CAPITAL
                                                INTERNATIONAL PARTNERSHIP II

                                                By:    CONNING & COMPANY, its
                                                           General Partner

                                                By:  ___________________________
                                                     Name:
                                                     Title:

EXHIBIT 10.7

                            FOURTH AMENDMENT TO LEASE
                                       FOR
                              CORPORATE 500 CENTRE

     This Fourth Amendment to Lease is made and entered into as of the ___ day of July, 1996 between American National Bank and Trust Company of Chicago, not individually, but solely, as Trustee under a certain Trust Agreement dated the 20th day of July, 1985, and known as Trust number 65110 (the "Landlord"), and MMI Companies, Inc. (the "Tenant"). This agreement amends that certain Lease dated the 7th day of December, 1990 between Landlord and Tenant (the "Lease") as previously amended by First Amendment to Lease, dated August, 1992, Second Amendment to Lease, dated October, 1994 and Third Amendment to Lease, dated January, 1996. Landlord and Tenant are desirous of further amending the Lease for and in consideration of the premises and the agreements hereinafter set forth. Capitalized terms used herein shall have the same meaning as those ascribed to them in the Lease unless otherwise defined herein.

     1. LEASE OF PREMISES. The definition of Premises in Paragraph 1 of the Lease is hereby amended to include an additional 1,648 rentable square feet on the first floor of the Building (the "Additional Space"), to the existing 110,479 rentable square feet in the Premises as shown on Exhibit A attached hereto and made a part hereof. The total amount of the Premises shall be 112,127 rentable square feet, which number shall be substituted for 110,479 rentable square feet in Section 1 of the Lease.


     2. TERM. The Term of the Additional Space shall commence on December 1, 1996 and the Termination Date shall be June 30, 2006. Tenant may take possession of the Additional Space on or before December 1, 1996.


     3. REVISED BASE RENT. The amount of Base Rent shown on Exhibit A-I attached to the Lease is amended and replaced with a new Exhibit A-I attached hereto and made a part of the Lease.

     4. TENANTS PROPORTIONATE SHARE. Commencing December 1, 1996, "Tenant's Proportionate Share" shall be amended by deleting 62.20% and substituting for the deleted figure "63.13%."

     5. CONSTRUCTION. Landlord shall construct the Additional Space pursuant to Tenant's drawings and specifications, which drawings and specifications shall be identified in a separate Work Letter to be provided by Tenant. All costs in connection with construction or reconstruction of the Additional Space shall be the responsibility of the Tenant.

     6. EXCULPATORY CLAUSE. This Amendment to Lease is executed by American National Bank and Trust Company of Chicago, not personally but as Trustee as aforesaid, in the exercise of the power and authority conferred upon and vested in it as such Trustee, and under the express direction of the beneficiaries of a certain Trust Agreement dated

July 30, 1985 and known as Trust Number 65110 at said Bank. Nothing in this Lease contained shall be construed as creating any liability whatsoever against said Trustee personally or said beneficiaries, and in particular, without limiting the generality of the foregoing, there shall be no personal liability to perform any covenant, either express or implied, herein contained, to keep, preserve or sequester any property of said Trust, and that all personal liability of said Trustee (and said beneficiaries, to the extent permitted by law), of every sort, if any, is hereby expressly wavered by Tenant, and by every person now or hereafter claiming any right or security hereunder, and that so far as the parties hereto are concerned the owner of any indebtedness or liability accruing hereunder shall look solely to the Trust Estate from time to time subject to the provisions of said Trust Agreement for the payment thereof. The Trustee has no agents or employees and merely holds naked title to the property herein described and has no knowledge respecting rentals, leases or other factual matters with respect to the Premises, except as represented to it by the beneficiary or beneficiaries of the Trust.

     7. Except as modified by the terms of this Amendment, all of the terms and provisions of the said Lease shall be and remain in full force and effect.


LANDLORD                                      TENANT

AMERICAN NATIONAL BANK AND                    MMI COMPANIES, INC.
TRUST COMPANY OF CHICAGO
not individually, but solely
and only as Trustee aforesaid.

BY:  /s/                                      By:  /s/ Wayne A. Sinclair
     ----------------------------                  ----------------------------

Its: Asst VP                                  Its:  General Counsel
     ----------------------------                  ----------------------------

                            FIFTH AMENDMENT TO LEASE
                                       FOR
                              CORPORATE 500 CENTRE

     This Fifth Amendment to Lease is made and entered into as of the ___ day of July, 1996 between American National Bank and Trust Company of Chicago, not individually, but solely, as Trustee under a certain Trust Agreement dated the 30th day of July, 1985, and known as Trust number 65110 (the "Landlord"), and MMI Companies, Inc. (the "Tenant"). This agreement amends that certain Lease dated the 7th day of December, 1990 between Landlord and Tenant (the "Lease") as previously amended by First Amendment to Lease, dated August, 1992, Second Amendment to Lease, dated October, 1994, Third Amendment to Lease, dated January, 1996, and Fourth Amendment to Lease, dated July, 1996. Landlord and Tenant are desirous of further amending the Lease for and in consideration of the premises and the agreement hereinafter set forth. Capitalized terms used herein shall have the same meaning as those ascribed to them in the Lease unless otherwise defined herein.

     1. LEASE OF PREMISES. The definition of Premises in Paragraph 1 of the Lease is hereby amended to include an additional 2,671 rentable square feet on the first floor of the Building (the "Additional Space"), to the existing 112,127 rentable square feet in the Premises as shown on Exhibit A attached hereto and made a part hereof. The total amount of the Premises shall be 114,798 rentable square feet, which number shall be substituted for 112,127 rentable square feet in Section 1 of the Lease.

     2. TERM. The term on the Additional Space shall commence on March 1, 1997 and the Termination Date shall be June 30, 2006. Tenant may take possession of the Additional Space on or before March 1, 1997.

     3. REVISED BASE RENT. The amount of Base Rent shown on Exhibit A-I attached to the Lease is amended and replaced with a new Exhibit A-I attached hereto and made a part of the Lease.

     4.  TENANTS  PROPORTIONATE  SHARE.   Commending  March  1,  1997  "Tenant's
Proportionate Share" shall be amended by deleting "63.13% and substituting for the deleted figure "64.63%."

     5. CONSTRUCTION Landlord shall construct the Additional Space pursuant to Tenant's drawings and specifications, which drawings and specifications shall be identified in a separate Work Letter to be provided by Tenant. All costs in connection with construction or reconstruction of the Additional Space shall be the responsibility of the Tenant.

     6. EXCULPATORY CLAUSE. This Amendment to Lease is executed by American National Bank and Trust Company of Chicago, not personally but as Trustee as aforesaid, in the exercise of the power and authority conferred upon and vested in it as such Trustee, and under the express direction of the beneficiaries of a certain Trust Agreement dated July 30, 1985 and known as Trust Number 65110 at said Bank. Nothing in this Lease contained shall be construed as creating any liability whatsoever against said Trustee personally or said beneficiaries, and in particular, without limiting the generality of the foregoing, there shall be no personal liability to perform any covenant, either express or implied, herein contained, to keep, preserve or sequester any property of said Trust, and that all personal liability of said Trustee (and said beneficiaries, to the extent permitted by law), of every sort, if any, is hereby expressly waived by Tenant, and by every person now or hereafter claiming any right or security hereunder; and that so far as the parties hereto are concerned the owner of any indebtedness or liability accruing hereunder shall look solely to the Trust Estate from time to time subject to the provisions of said Trust Agreement for the payment thereof. The Trustee has no agents or employees and merely holds naked title to the property herein described and has no knowledge respecting rentals, leases or other factual matters with respect to the Premises, except as represented to it by the beneficiary or beneficiaries of the Trust.

     7. Except as modified by the terms of this Amendment, all of the terms and provisions of the said Lease shall be and remain in full force and effect.


LANDLORD                                      TENANT

AMERICAN NATIONAL BANK AND                    MMI COMPANIES, INC.
TRUST COMPANY OF CHICAGO
not individually, but solely
and only as Trustee aforesaid.

BY:  /s/                                      By:  /s/ Wayne A. Sinclair
     ----------------------------                  ----------------------------

Its: Asst VP                                  Its:  General Counsel
     ----------------------------                  ----------------------------

EXHIBIT 10.9

                               MMI COMPANIES, INC.

                         RETURN ON EQUITY INCENTIVE PLAN


                               TABLE OF CONTENTS
                               -----------------
SECTION                                                                   PAGE
-------                                                                   ----
  1         Introduction
               Purpose and Summary                                         1
               Effective Date, Plan Year                                   1
               Committee                                                   1
               Employers                                                   1
               Unfunded Nature of Plan                                     1

  2         Eligibility
               Participation                                               2
               Notice of Participation                                     2

  3         Annual Awards
               Determining Annual Award                                    2
               Return on Equity Factor                                     2-3
               Committee Involvement                                       4

  4         Plan Accounts and Adjustments
               Participant Accounts                                        4
               Account Adjustments                                         4-5

  5         Vesting
               Vesting Schedule                                            5
               Retirement or Death of Participant                          5
               Disability                                                  5
               Special Circumstances                                       6

  6         Distribution of Benefits
               Time of Payment                                             6
               Form of Payment                                             6
               Designation of Beneficiary                                  6

  7         Administration
               General Rights, Powers, and Duties of Committee             7
               Information to be Furnished to Committee                    8

               Responsibility                                              8
               Interested Committee Member                                 8
               Committee Expenses                                          8
               Committee's Decision Final                                  8
               Role of Independent Auditors                                9

  8         General Provisions
               Action By Employer                                          10
               Controlling Law                                             10
               Employment Rights                                           10
               Litigation by Participants                                  10
               Interests Not Transferable                                  10

  9         Amendment and Termination                                      11


                                   SECTION 1
                                   ---------

                                  Introduction
                                  ------------

     1.1.  Purpose  and  Summary.  The MMI  Companies,  Inc.  Return  on  Equity
           ----------------------
Incentive Plan (the "Plan") is maintained by MMI Companies, Inc. (the "Company") to assist in attracting and retaining management personnel for the Company and certain of its subsidiaries and affiliates and to encourage executives to strive for outstanding results in the operation of the Company and its subsidiaries and affiliates from year to year. The Plan is intended to provide an incentive comparable to equity participation in the performance of the Company and is not intended as an element of the Company's c ompensation package. The amount awarded to each participant under the Plan for any Plan year depends on the extent to which the amount earned on the book value of the Company's common stock exceeds a certain threshold.

     1.2.  Effective  Date, Plan Year. The Plan has been  established  effective
           ---------------------------
January 1, 1990. The "Plan year" is the Company's fiscal year.

     1.3. Committee.  The Plan is administered by the Compensation  Committee of
          ----------
the Company's Board of Directors (the "Committee"). The general rights and duties of the Committee under the Plan are described in Section 7.

     1.4. Employers. The Company and each subsidiary or affiliate of the Company
          ----------
which adopts the Plan with the Company's consent is referred to herein as an "employer" and may be referred to collectively as the "employers".

     1.5.  Unfunded Nature of Plan. The Plan is an unfunded program for a select
           ------------------------
group of management employees, with incentive award payments provided from the general assets of the employers. Participants shall have only those rights to incentive award payments as are set forth in the Plan and shall be considered as unsecured creditors of the employers with respect to any such rights.


                                   SECTION 2
                                   ---------

                                  Eligibility
                                  -----------

     2.1.  Participation.  Participants  in the Plan shall be those employees of
           --------------
the employers who are designated as participants by the Committee. The Committee may add or remove employees from participation at any time for any reason (e.g. termination or retirement). An employee who is remo ved from participation shall continue to be treated as a participant for all purposes of the Plan except that such an employee will not receive any awards under Section 3 for any Plan year ending after the date the employee is removed as a participant. Each Plan year the Committee shall classify each participant as either a Class I, Class II or Class III participant.

     2.2.  Notice  of  Participation.   The  Committee  will  ensure  that  each
           --------------------------
participant receives notice of eligibility for participation in the Plan.


                                   SECTION 3
                                   ---------

                                 Annual Awards
                                 -------------

     3.1. Determining Annual Award. Each participant in the Plan on the last day of a Plan year shall be entitled to an award for that Plan year. The annual award for a Plan year shall be the amount determined by multiplying the participant's base salary for the Plan year by the return on e quity factor (as defined in subsection 3.2) that is applicable based on the participant's class of participation and the Company's return on equity for the Plan year.

     3.2.  Return on Equity  Factor.  The return on equity factor ("ROE Factor")
           ------------------------
for each class of participants shall be the percentage for the class (determined from the table below) that corresponds to the Company's return on equity per share (ROE" as defined below) for the Plan year.



If the Return on
Equity Per Share Is:            Then The ROE Factor shall Be:
--------------------            -----------------------------


               Class I           Class II             Class III
             Participants      Participants         Participants
             ------------      ------------         ------------

Below 14%         0%                0%                   0%
14%               3%              2.5%                   2%
15%               9%              7.5%                   6%
16%              18%               15%                  12%
17%              30%               25%                  20%
18%              42%               35%                  28%
19%              51%               42%                  34%
20%              57%               46%                  38%
21 % or more     60%               50%                  40%

The ROE Factor for any ROE between 14 percent and 21 percent that is not a whole number shall be the sum of (i) the ROE Factor on the table that corresponds to the next lower ROE on the table that is a whole number, and (ii) the product of the fractional portion of the ROE (expressed as a decimal a nd rounded to the nearest one-tenth) multiplied by the margin between the ROE Factors on the table that correspond to the next lower and next higher ROE figures on the table that are whole numbers.* The Company's ROE for a Plan year means the ratio (expressed as a percentage) of the Company's full y diluted Operating Earnings Per Share for the Plan year divided by the beginning of year Book Value Per Share. For purposes of this calculation, Operating Earnings Per Share shall mean per share income from continuing operations less the net of tax per share impact of realized investment gains an d losses. Operating Earnings Per Share also shall exclude the net of tax effect of earnings adjustments for material amounts resulting from nonrecurring transactions or agreements entered into in prior years or for adjustments that arise from outside factors, e.g., accounting, legislative or regul atory changes. Book Value Per Share shall mean beginning of the year fully diluted book value per share.

------------------------

*For example, if the ROE is 14.53 percent, the ROE Factor will be 6 percent for Class I: (3 + [.5 x (9 - 3) ] ); the ROE Factor will be 5% for Class II; 4 (2.5 + [.5 x (7.5 - 2.5) ] ); the ROE Factor for Class III will be 4% (2 + [.5 x (6 - 2 ]).

     3.3 Committee Involvement.  The Committee shall approve the construction of
         ----------------------
"Operating Earnings Per Share" and the exclusion, if appropriate, of the after-tax earnings impact of any material events in order to have such earnings per share amounts in concert with the intent of the Operating Earn ings Per Share definition. The decision of the Committee shall be final. Further, it is the intent of the Committee to neither enhance nor penalize the Company's ROE calculation as a result of an increase or decrease in the per share market value of the Company's common stock.

                                   SECTION 4
                                   ---------

                         Plan Accounts and Adjustments
                         -----------------------------

     4.1. Participant Accounts. A bookkeeping reserve account will be maintained
          ---------------------
by the Committee for each participant in the Plan. A separate subaccount shall be maintained under a participant's account for each Plan year the participant receives an award under the Plan. The annual award determined for a participant in accordance with the provisions of Section 3 shall be credited to the subaccount created under the participant's account for the Plan year and added to the amounts credited to the participant's subaccount for prior Plan years and thereafter shall be adjusted as provid ed in subsection 4.2 below.

     4.2.  Account  Adjustments.  The  annual  award for any Plan year  shall be
           ---------------------
credited to a participant's account as soon as practicable after the amount of the award has been determined. Thereafter, each subaccount under a participant's account shall be adjusted as follows:


     (a) As of each January 1 and July 1, interest shall be credited to each subaccount based on the subaccount balance at the beginning of the period. The interest to be credited shall be at an annual rate equal to the prime interest rate as reported by the Wall Street Journal on the date such int erest is to be credited (or the next closest business day if such date is a Saturday or Sunday).

     (b) As soon as practicable after the end of each Plan year but prior to the April 1 immediately followed the end of such year, the Company will review the ROE determinations for each of the three Plan years preceding the Plan year just completed. If the ROE for any such Plan year is reduced be cause of a determination by the Company's auditors and consulting actuaries that the Company's loss reserves for the fiscal year ending with the Plan year as brought forward were deficient, the Committee will charge each subaccount created for that Plan year with the difference between the award that was originally credited to the subaccount and the award that would have been credited had the redetermined ROE been used.

     (c) As soon as practicable following a distribution under Section 6, a participant's subaccount shall be charged with the amount of the distribution after adjusting the subaccount under subparagraphs (a) and (b) above.


                                   SECTION 5
                                   ---------

                                    Vesting
                                    -------

     5.1. Vesting Schedule.  A participant shall become vested (i.e., shall have
          ----------------
a nonforfeitable right subject to the adjustment provisions of subsection 4.2) in a portion of each of his subaccounts in accordance with the following vesting schedule, based upon the number of months after the end of the Plan year for which the subaccount was established.


Months Following Plan Year                   Vesting %
--------------------------                   ---------
          16                                   33 1/3%
          28                                       50%
          40                                      100%




That portion of any subaccount that is not vested under this Section 5 at termination of employment shall be forfeited by the participant.

     5.2. Retirement or Death of Participant.  Notwithstanding subsection 5.1, a
          -----------------------------------
participant's entire account balance shall be 100 percent vested in the event of the participant's retirement or death while employed by an employer; provided, that such account shall continue to be adjusted as p rovided in subsection 4.2 until completely distributed.

     5.3.  Disability.  Notwithstanding  subsection 5.1, a participant's  entire
           -----------
account balance shall be 100 percent vested in the event the participant becomes disabled; provided, that such account shall continue to be adjusted as provided in subsection 4.2 until completely distributed. A par ticipant shall be considered disabled if it is certified to the Company by a physician acceptable to the Company that the participant's disability is such that it will substantially impair the participant's ability to perform his duties for more than 180 days.

     5.4. Special  Circumstances.  The entire balance in  participant's  account
          -----------------------
shall become 100 percent vested and nonforfeitable in the event of a change in control of the Company. A change in control of the Company shall mean a reconstitution of more than 50 percent of the Board of Director s of the Company within any consecutive 12-month period or an accumulation of more than 50 percent of the Company's outstanding stock by any individual, by any entity, controlled group of entities, or group of individuals or entities acting in concert for the purpose of controlling the Company.

                                   SECTION 6
                                   ---------

                            Distribution of Benefits
                            ------------------------

     6.1.  Time of Payment.  Each of a  participant's  subaccount  balances  (as
           ----------------
adjusted from time to time under subsection 4.2) shall be distributed in three installments. One-third of each subaccount balance shall be paid in the 16th month following the end of the Plan year for which the subac count was created, one-half of the remaining account balance shall be paid in the 28th month following the end of such Plan year and any remaining balance in the subaccount shall be paid in the 40th month following the end of such Plan year. The Committee will combine all subaccount payments under the Plan into one payment to a participant. Notwithstanding the foregoing, a participant's entire account shall be distributed in one lump sum payment as soon as practicable following a change in control of the Company (as defined in subsection 5.4 above).


     6.2.  Form  of  Payment.   Amounts   distributable  to  a  participant  (or
           ------------------
beneficiary) will be payable in a lump sum directly from the general assets of the employers.

     6.3  Designation of  Beneficiary.  Each  participant  form time to time may
          ----------------------------
designate any person or persons to whom the participant's account will be paid in the event the participant dies before receiving all of his account balance. A beneficiary designation will be effective only when filed in writing with the Committee while the participant is alive and will cancel all beneficiary forms previously filed with the Committee. If a deceased participant failed to designate a beneficiary, or if the beneficiary dies before full payment of the participant's account, the particip ant's account shall be payable to the participant's spouse or, if there is none, to the participant's estate.

                                   SECTION 7
                                   ---------

                                 Administration
                                 --------------

     7.1. General Rights, Powers, and Duties of Committee. The Committee shall be the Plan administrator and shall be responsible for the management, operation, and administration of the Plan. In addition to any powers, rights and duties set forth elsewhere in the Plan, it shall have the fo llowing powers and duties:

     (a) To adopt such rules and regulations consistent with the provisions of the Plan as it deems necessary, in its sole discretion, for the proper and efficient administration of the Plan;

     (b) To administer the Plan in accordance with its terms and any rules and regulations it may establish;

     (c) To maintain records, concerning the Plan, sufficient to prepare reports, returns and other information required by the Plan or by law;

     (d) To construe and interpret the Plan and to resolve all questions arising under the Plan;

     (e) To direct the employers to pay benefits under the Plan, and to give such other directions and instructions as may be necessary for the proper administration of the Plan;

     (f) To employ or retain agents; attorneys, accountants or other persons, who may also be employed by or represent the employers; and

     (g) To be responsible for the preparation, filing and disclosure on behalf of the Plan of such documents and reports as are required by any applicable Federal or State law.

     7.2. Information to be Furnished to Committee.  The employers shall furnish
          -----------------------------------------
the Committee such data and information as it may require. The records of the employers shall be determinative of each participant's period of employment, termination of employment and the reason therefor, leave of absence, reemployment and personal data. Participants and their beneficiaries shall furnish to the Committee such evidence, data or information, and execute such documents as the Committee requests.


     7.3.  Responsibility.  No  member of the  Committee  shall be liable to any
           ---------------
person for any action taken or omitted in connection with the administration of this Plan unless attributable to such member's fraud or willful misconduct. The Company agrees to defend, indemnify and hold each Commi ttee member harmless form any and all damages, losses or costs (including reasonable attorney's fees), which occur by reason of, arise out of, or are incidental to implementation or administration of the Plan unless attributable to the member's fraud or willful misconduct.

     7.4.  Interested  Committee  Member. If a member of the Committee is also a
           ------------------------------
participant in the Plan, the member may not decide or determine any matter or question concerning such member's account under the Plan unless such decision or determination could be made under the Plan by such indi vidual if not a member of the Committee.


     7.5.  Committee  Expenses.  All  costs,  charges  and  expenses  reasonably
           --------------------
incurred by the Committee will be paid by the employers in such proportions as the Company may direct.

     7.6.  Committee's  Decision Final. Any  interpretation of the provisions of
           ----------------------------
the Plan and any decisions on any matter within the discretion of the Committee made by the Committee in good faith shall be binding on all persons. A misstatement or other mistake of fact shall be corrected when it becomes known and the Committee shall make such adjustment on account thereof as it considers equitable and practicable.

     7.7 Role of Independent Auditors The determination of the Company's ROE for
         ----------------------------
a Plan year shall be reviewed by the Company's independent auditors. The auditor's role in reviewing the ROE calculation will be at the direction of the Committee; however, it is contemplated that thei r role is for the purpose of expressing comfort to the Committee as well as reporting and documenting findings by performing the following:

     (a) Review the calculation of original ROE including Operating Earnings per Share and Book Value per Share;

     (b) Review the calculation of per share net of tax realized investment gains and losses;

     (c) Review the calculation of common shares outstanding as of year end and of the weighted average number of common share and common stock equivalents as of each year;

     (d) Review loss reserve adjustments by accident year as of each succeeding year end;

     (e) Review the effect of net of tax loss reserve adjustments on subsequent years per share operating earnings, as recalculated;

     (f) Review the calculation of any other adjustments deemed appropriate by the Committee; and

     (g)  Review the derivation of all amounts used in the calculation.

                                   SECTION 8
                                   ---------

                               General Provisions
                               ------------------

     8.1. Action by Employer. Any action required or permitted to be taken by an
          -------------------
employer under the Plan shall be by resolution of its Board of Directors, by resolution of a duly authorized committee of its Board of Directors, or by a person or persons authorized by resolution of its Board of Directors or such committee.

     8.2. Controlling Law. Except to the extent superseded by laws of the United
          ----------------
States, the laws of Illinois shall be controlling in all matters relating to the Plan.

     8.3.  Employment  Rights.  The  Plan  does not  constitute  a  contract  of
           -------------------
employment, and participation in the Plan will not give any employee the right to be retained in the employ of an employer, nor any right or claim to any benefit under the Plan unless such right or claim has specifically accrued under the terms of the Plan.

     8.4.  Litigation  by  participants.  If a legal  action  begun  against  an
           -----------------------------
employer or the Committee or any member thereof, by or on behalf of any person results adversely to that person, the cost to the employers or the Committee or any member thereof of defending the action will be charged t o the sums, if any, which were involved in the action or were payable to the person concerned.

     8.5  Interests  Not  Transferable.  The  interests  of persons  entitled to
          -----------------------------
benefits under the Plan are not subject to their debts or other obligations and, except as may be required by the tax withholding provisions of the Internal Revenue Code or any state's income tax act, may not be voluntarily or involuntarily sold, transferred, alienated, assigned or encumbered.

                                   SECTION 9
                                   ---------

                           Amendment and Termination
                           -------------------------

     While the Company expects and intends to continue the Plan, it reserves the right to amend the Plan from time to time or to terminate the Plan, provided, however, that each participant will be entitled to the awards credited his account prior to such amendment or termination which are veste d at the time of the amendment or termination or vested thereafter in accordance with the terms of the Plan as in effect immediately report to such amendment or termination.

EXHIBIT 10.15

Description of employment arrangement between the Registrant and Mr. Steve A. Schleisman.

The Registrant's offer of employment to Mr. Schleisman, which he accepted, included a salary of $250,000; a grant of 50,000 stock options vesting over a four year period, funding of an annuity or life insurance program that will provide the sum of $1,000,000 to Mr. Schleisman at age 65, or his spouse as his survivor, and participation in incentive and benefit plans comparable to other executive officers.

EXHIBIT 10.18


            MMI COMPANIES, INC. BOARD OF DIRECTORS' RETIREMENT PLAN

                                    PREAMBLE

       The principal objective of this Board of Directors' Retirement Plan
(the "Plan") is to ensure the payment of a competitive level of retirement income in order to attract, retain and motivate Directors. The Plan is designed to provide a benefit which, when added to other retirement income of the Board member, will meet the objective described above. Eligibility for participation in the Plan shall be limited to non-employee Directors ("Director"), serving on or after the date of the Plan. This Plan will become effective on January 1, 1993, and will be effective as to each participant on the date he or she is, or was, designated as such hereunder.

SECTION I
DEFINITIONS
1.1 "Committee" means the Personnel and Compensation Committee of the Board of Directors of the Company, which has been given authority by the Board of Directors to administer the Plan.

1.2 "Company" means MMI Companies, Inc.

1.3 "Participant" means a non-employee Director of the Company. A Director shall become a Participant in the Plan as of the date he or she is elected to the Board.

1.4 "Plan" means the Company's Board of Directors Retirement Plan.

1.5 "Retirement" means the termination of a Participant's tenure as a Director provided that he or she has served at least one full three (3) year term in the class to which he or she was elected as a non-employee Director.

1.6 "Retirement Benefit Date" means the first day of the month following the Director's Retirement or the first day of the month following the Director's attaining age 59 and 1/2, whichever is later.

                                   SECTION II

                            ELIGIBILITY FOR BENEFITS

            MMI COMPANIES, INC. BOARD OF DIRECTORS' RETIREMENT PLAN

2.1 Each Participant is eligible to receive a benefit under this Plan beginning on the Retirement Benefit Date.

2.2 If any Participant entitled to a benefit under this Plan is removed from the Board, or enters into competition with the Company, or interferes with the relations between the Company and any customer, the rights of such Participant to a benefit under this Plan, including the rights of a Surviving Spouse to a benefit, will be forfeited, unless the Committee determines that such activity is not detrimental to the best interests of the Company.

2.3 No benefits are payable under this Plan if a Participant ceases his or her tenure as a Director for any reason prior to his or her completing a full three
(3) year term as a non-employee director in the class to which he or she was elected.

                                  SECTION III

                     AMOUNT AND FORM OF RETIREMENT BENEFIT

Amount of Benefit
-----------------

3.1 The annual retirement benefit payable at the Retirement Benefit Date under the Plan will equal the annual retainer fee in effect at the time of the retirement. The number of annual benefit payments will be equal to the number of years of Board service provided that the maximum number of years of service for purposes of this calculation shall be ten (10).

Form of Benefit
---------------

3.2 The benefits determined under this Plan will be payable in any of the following as is elected by the Participant: (1) annual lump sum, (2) straight life annuity, (3) 50% joint survivorship annuity, (4) 75% joint survivorship annuity, or (5) 100% joint survivorship annuity. Payments under (1) annual lump sum are terminated following the number of benefit years, as defined under 3.1, or upon death, whichever comes earlier.

                                   SECTION IV

                         PAYMENT OF RETIREMENT BENEFITS

            MMI COMPANIES, INC. BOARD OF DIRECTORS' RETIREMENT PLAN

4.1 Benefits payable in accordance with Section III will commence on the Participant's Retirement Benefit Date in accordance with the provisions of the election.



                                   SECTION V

                                 MISCELLANEOUS


5.1 The Committee may, in its sole discretion, terminate, suspend or amend this Plan at any time, or from time to time, in whole or in part, with the approval of the full Board of Directors. However, no amendment or suspension of the Plan will affect a retired Participant's right or the right of a Surviving Spouse to continue to receive a benefit in accordance with this Plan as in effect on the date such Participant commenced to receive a benefit under this Plan.

5.2 Nothing contained herein will confer upon any Participant the right to be retained as a Director of the Company, nor will it interfere with the right of the Company or its shareholders to remove or otherwise deal with Participants without regard to the existence of this Plan.

5.3 The Plan is unfunded, and the Company will make Plan benefit payments solely on a current reimbursement basis.

5.4 To the maximum extent permitted by law, no benefit under this Plan shall be assignable or subject to any manner to alienation, sale, transfer, claims of creditors, pledge, attachment or encumbrances of any kind.

5.5 The Committee may adopt rules and regulations to assist it in the administration of the Plan.

5.6 Each Participant shall receive a copy of the Plan. The Committee will make available for inspection by any Participant a copy of the rules and regulations used by the Committee in administering the Plan.

            MMI COMPANIES, INC. BOARD OF DIRECTORS' RETIREMENT PLAN


5.7 This Plan is established under and will be construed according to the laws of the State of Illinois.

5.8 Any decisions made by the full Board of Directors, with respect to the Plan, in whole or in part, are binding.

EXHIBIT 10.19


              MMI COMPANIES, INC. 1996 NON-EMPLOYEE DIRECTOR STOCK
                       AND DEFERRED CASH COMPENSATION PLAN


I.       PURPOSE

         The purpose of the Non-Employee Board of Director Stock and Deferred Cash Compensation Plan ("Plan") is to provide an alternative to Participants to receive restricted stock as a part of the reasonable compensation for services rendered by them, comparable to the general prevailing practices of similar size public companies.

II.      DEFINITIONS

         As used herein, the following definitions shall apply:

         (a)      "Board" means the Board of Directors of the Company.
         (b) "Cash Account" means the Account established by the Company for Participants who elect to defer cash compensation.
         (c) "Committee" means the Personnel and Compensation Committee appointed by the Board.
         (d)      "Company" means MMI Companies, Inc.
         (e) "Fair Market Value" of a share of Stock means the lower of the New York Stock Exchange closing price on the first or last day of the Offering Period. In the event the Stock is not traded on the date as of which the Fair Market Value is to be determined, Fair Market Value shall be determined as of the next preceding date on which the Stock is traded.
         (f) "Offering Period" means quarterly periods of each year commencing January 1, 1997 in which retainers and meeting fees are paid.
         (g) "Participant" means a non-employee director of the Company who elects to participate in the Plan by filing the appropriate election.
         (h)      "Stock" means the Common Stock of the Company.
         (i) "Stock Plan Account" means the account established by the Company for each Participant pursuant to the Plan who elects to receive Stock in lieu of cash compensation.

III.     PAYMENT OPTIONS

         Prior to the beginning of the fiscal year in which retainers and meeting fees are earned, each Participant may irrevocably elect to receive payment for such fiscal year in the following forms:

         o         Cash

         o         Shares of Stock as described in Section B.

         o         Deferral  of  payment  as   non-qualified   deferred
                   compensation as described in Section E.

         o         A combination of the above.

         The payment election shall be made in writing to the Secretary of the Company in the form provided by the Company. In the absence of an election, all retainers and meeting fees shall be paid in cash. Notwithstanding the foregoing, elections may be made with respect to cash deferrals in the 1996 fiscal year prior to the time applicable retainers and meeting fees are earned. The Company may appoint a custodian for purposes of implementing the provisions of this Plan.

         A.       Cash

                  Retainer paid semi-annually in advance; meeting fees paid on meeting date.

         B.       Stock

                  The number of shares of Stock granted to a Participant shall be calculated as of the end of each Offering Period using eighty-five percent (85%) of Fair Market Value of the Company's Stock for the Offering Period. Shares granted under the Plan are fully vested but are non-transferable until the director departs from the Board or six months following the date of grant, whichever is later.

                  Shares issued under the Plan to Participants will be held by the Company in the Stock Plan Account which shall only be in the name of the Participant. The Participant may elect to receive a stock certificate for the number of shares acquired upon a written request made to the Company or custodian, however, such shares shall be subject to the transferability restrictions set forth in this Plan. Dividends will accrue on Stock held in the Plan Account for Stock owned and Stock equivalents shall be credited to the Stock Plan Account in the amount of such dividends.

         C. A Participant's right to receive Stock in lieu of cash, if an election is made, shall not be transferable by the Participant other than by will, the laws of descent and distribution or pursuant to a qualified domestic relations order.

         D. The maximum number of shares which can be granted under the Stock payment option of this Plan shall be Fifty Thousand (50,000) shares. The number of shares subject to this Plan shall be adjusted in the event of a stock dividend, stock plit, recapitalization, merger, consolidation, reorganization or similar change.

         E.       Deferred Compensation

                  Through a properly executed election, the receipt of retainers and/or meeting fees may be deferred. Deferred compensation under this Plan shall be an unsecured obligation of the Company, and not evidenced by a note. All deferred amounts shall be held as general assets of the Company.

                  For Participants who elect to defer cash compensation, there shall be established and maintained by the Company a Cash Account in the name of each Participant electing to defer, which shall be 100% vested. Credited to the Cash Account shall be amounts equal to the amounts of compensation deferred and interest equal to that which would have been earned had the deferred compensation account balance been invested at a rate equal to the "prime rate" in effect on January 1 and July 1 of each year at the First National Bank of Chicago or such other bank as may be designated the Company's principal bank. Interest shall be calculated and credited semi-annually.

                  The minimum deferral period shall be one year. The deferral may be made to any date (over one year) or to the date of departure from the Board. Payment may be elected as a lump sum or in annual installments up to 5 years. In the event of death or disability, any deferred account balance shall be paid in a lump sum.

         F.       Combination

                  Directors can elect to split their compensation, i.e. entire retainer or meeting fees, among the above options as set forth in the election form.

         G. It is the intention of the Company that annual payment elections under this Plan comply in all respects with Rule 16b-3 under Section 16(b) of the Securities Exchange Act or
                  its   successor   and   that   all   Participants   remain
                  Disinterested Persons. Accordingly, if any Plan provision is later found to cause such an annual election to fail to comply with Rule 16b-3 or if any Plan provision would disqualify Participants from remaining Disinterested Persons, that provision shall be deemed null and void, and in all events the Plan shall be construed in favor of its meeting the requirements of Rule 16b-3.

IV.      ELIGIBILITY

         Only non-employee directors of the Company shall be eligible to participate in this Plan.

V.       AMENDMENTS

         This Plan and any provision of this Plan may be amended or repealed by the Board except that any amendment which shall require stockholder approval in order to comply with SEC Rule 16b-3 or its successor shall be submitted to the stockholders for their approval and, provided further, any such action shall not adversely affect any Participant's rights under this Plan relating to elections made prior to such action. Any issue of interpretation under this Plan may be made by the Committee.

VI.      EFFECTIVE DATE

         As required by SEC Rule 16b-3, this Plan must be approved by stockholders.

                                        MMI COMPANIES, INC AND SUBSIDIARIES
                            EXHIBIT 11 - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Year Ended December 31,
                                                         --------------------------------------------
                                                            1996             1995             1994
                                                         ----------       ----------       ----------

PRIMARY

Weighted average shares outstanding.................        10,284            8,951            8,595

Net effect of dilutive stock options
     based on the treasury stock method
     using average market price....................            430              292               86
                                                         ----------       ----------       ----------

Weighted average number of common
     and common equivalent shares..................         10,714            9,243            8,681
                                                         ==========       ==========       ==========

Earnings per common and
     common equivalent share (Note 1):
          Income from continuing operations.             $    2.44        $    2.42        $    1.73
          Loss from discontinued operations..........         (.48)              --               --
                                                         ----------       ----------       ----------
          Net income                                     $    1.96        $    2.42        $    1.73
                                                         ==========       ==========       ==========

FULLY DILUTED

Weighted average shares outstanding..................       10,284            8,951            8,595

Net effect of dilutive stock options
     based on the treasury stock method using
     ending market price, if higher than average.....          486              425              168
                                                         ----------       ----------       ----------
Net effect of assuming Preferred Stock was
     converted as of the May 1995 Preferred
     Stock issue date................................           --              307               --
                                                         ----------       ----------       ----------


Weighted average number of common
     and common equivalent shares ...................       10,770            9,683            8,763
                                                         ==========       ==========       ==========

Earnings per common and
     common equivalent share:
          Income from continuing operations..........    $    2.42        $    2.34        $    1.72
          Loss from discontinued operations..........         (.47)              --               --
                                                         ----------       ----------       ----------
          Net income                                     $    1.95        $    2.34        $    1.72
                                                         ==========       ==========       ==========

Note 1 - For primary, earnings reflect net income less, in 1995, Preferred Stock dividends of $294,000.

EXHIBIT 21.1


SUBSIDIARIES OF THE REGISTRANT
------------------------------

Company                                                   Domicile
-------                                                   --------
MMI Companies, Inc.                                       Delaware
     AmCon Re, Inc.                                       Cayman Islands, B.W.I.
     American Continental Insurance Company               Missouri
          American Continental Life Insurance Company     Missouri
     Health Providers Insurance Company                   Illinois
     Healthcare Credentials Management Services, Inc.     Delaware
     Healthcare Risk Underwriters Ltd.                    United Kingdom
     Management Science Associates, Inc.                  Delaware
     McManis Associates, Inc.                             Delaware
     MMI Agency, Inc.                                     Illinois
     MMI Risk Management Resources, Inc.                  Illinois
          Healthcare Risk Resources, International Ltd.   United Kingdom
     MMedica Insurance Limited                            Ireland
     Professional Risk Management, Inc.                   Delaware


MMedica Insurance Limited is 80% owned.  All other subsidiaries are 100% owned.

EXHIBIT 13.1

SELECTED CONSOLIDATED FINANCIAL DATA
    The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                               (In thousands, except per share amounts and ratios)

                                      1996        1995        1994        1993        1992        1991

                                                                                        (2)    (1)(2)(4)
PREMIUMS AND INCOME DATA:
Gross premiums written...........  $214,326    $210,752    $184,791    $ 161,421   $ 136,774   $ 130,905
Net premiums written.............   167,392     161,188     139,800      120,237     102,350     103,111
Net premiums earned..............   164,409     155,191     132,389      116,295     100,894     100,556
Consulting and fee income........    34,535      22,336      18,602        6,962       5,924       4,768
Net investment income............    44,274      39,850      29,067       29,836      28,603      25,232
Total revenues...................   243,178     218,744     177,205      154,864     142,074     144,895
Income from continuing operations    26,115      22,695      15,051       14,181       6,683      12,982
   Per share (7).................      2.42        2.34        1.72         1.90        1.01        1.90

Operating income (3).............  $ 26,141    $ 21,806    $ 16,905    $  13,030   $   2,292   $  10,256
   Per share (7).................      2.43        2.25        1.93         1.74         .35        1.50
Cash dividends per common share..       .24         .20         .16          .12         .11         .09

Weighted average number of common
   and common equivalent shares (7)  10,770       9,683       8,763        7,483       6,613       6,850

BALANCE SHEET DATA (AT END OF YEAR):
Investments......................  $788,451    $743,622    $497,679    $ 472,040    $413,522   $ 381,146
Total assets..................... 1,058,018     982,678     693,804      643,773     558,998     529,461
Loss and loss adjustment expense
       reserves..................   631,573     638,815     448,672      419,679     384,621     366,291
Long-term notes payable..........    58,000      49,000      28,000       16,000      23,000      29,000
Net unrealized gains (losses)
   on investments (4)............    12,791      18,490      (7,237)          --          --          --
Stockholders' equity (4).........   251,966     186,463     123,059      116,503      76,966      72,481
Book value per share (4).........     21.67       19.27       14.28        13.56       11.96       11.28

GAAP RATIOS (5):
Loss ratio.......................      82.9%       84.8%       85.7%        88.3%       88.4%       88.6%
Expense ratio....................      21.3        19.5        18.7         19.7        28.9        22.5

---------------------------------------------------------------------------------------------------------

Combined ratio...................     104.2%      104.3%      104.4%       108.0%      117.3%      111.1%

=========================================================================================================

(1) 1991 premium amounts exclude non-recurring premiums of $11,213,000 relating to a transaction with an affiliate.
(2) For 1992 and 1991 income from continuing operations, operating income and GAAP (generally accepted accounting principles) ratios have been significantly affected by the aforementioned affiliate transaction and by certain events relating to a special assessment by the state of Florida, option termination expense, provision for reinsurance and interest on a tax refund.
(3) Operating income represents income from continuing operations before after-tax realized investment gains (losses) of $(26,000) in 1996, $889,000 in 1995, $(1,854,000) in 1994, $1,151,000 in 1993, $4,391,000 in 1992, and
     $2,726,000 in 1991.
(4) The Company adopted new standards on accounting for investments in 1994 and income taxes in 1992.
(5) GAAP ratios have been derived from the financial statements of American Continental Insurance Company and Health Providers Insurance Company from the date of its acquisition in 1995 as prepared on a GAAP basis for inclusion in the Company's consolidated financial statements. Transactions and events described in Note 2 resulted in an increase in the GAAP combined ratio of 6.2 percentage points and 3.8 percentage points in 1992 and 1991, respectively.
(6) The Company entered into business combinations as described in Note 2 to the Consolidated Financial Statements and acquired McManis Associates, Inc. in December 1993.
(7) Per share data and weighted average shares are presented on a fully diluted basis.
(8) Income from continuing operations excludes amounts relating to segments that were discontinued in 1992. Losses from discontinued operations were $5,100,000 in 1996, $7,024,000 in 1992, and $1,875,000 in 1991. See Note 14
     to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Results of Operations

1996 compared to 1995

    Revenues. Gross premiums written increased by 1.7% to $214,326,000 in 1996 from $210,752,000 in 1995. Net premiums written increased by 3.8% to $167,392,000 from $161,188,000, and net premiums earned increased by 5.9% to $164,409,000 from $155,191,000.

    Medical malpractice premiums earned increased by 6.2% to $156,722,000 in 1996 from $147,635,000 in 1995. In the aggregate for the 1996 policy year, medical malpractice pricing for healthcare institutions on a per unit of exposure basis was unchanged, and pricing for physician groups increased modestly. Pricing of healthcare system insurance is strongly influenced by the loss experience of the insured. Life and health earned premiums increased by 1.7% to $7,687,000 in 1996 from $7,556,000 in 1995.

    Consulting and fee income increased by 54.6% to $34,535,000 in 1996 from $22,336,000 in 1995. The growth in consulting and fee income is attributable to growth in fees generated by the Healthcare Services Group and the inclusion of the results of Management Science Associates, Inc. (MSA) from the date of its acquisition, April 1, 1996. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 17.4% in 1996 compared to 12.6% in 1995.

    Net investment income increased by 11.1% to $44,274,000 in 1996 from $39,850,000 in 1995. Investment income growth is due to growth in invested assets. The Company had net realized losses on investments of $40,000 in 1996 compared to gains of $1,367,000 in 1995.

    Losses and expenses. Losses and loss adjustment expenses (LAE) increased by 4.4% to $135,786,000 in 1996 from $130,088,000 in 1995. Medical malpractice liability losses and LAE increased by 3.8% to $130,787,000 in 1996 from $125,944,000 in 1995. The property and casualty combined ratio was relatively unchanged at 104.2% in 1996 compared to 104.3% in 1995. The components of the combined ratio, the loss ratio and the expense ratio, declined by 1.9 percentage points and increased by 1.8 percentage points, respectively, in 1996 compared to 1995. Life and health benefit costs increased by $855,000 or 20.6% to $4,999,000 in 1996 from $4,144,000 in 1995. Underwriting results for the Company's life and health insurance business are variable due to the relatively small volume of business written.

    Insurance and administrative expenses increased by 26.2% to $77,026,000 in 1996 from $61,055,000 in 1995. The increase in administrative expense is attributable to internal growth in the Company's consulting and fee segment, the inclusion of MSA from the date of its acquisition in April 1996 and an increase in the insurance segment expense ratio including an increase in commission expense.

    Interest expense increased by 22.8% to $3,397,000 in 1996 from $2,767,000 in 1995 due to an increase in outstanding debt.

    Income taxes. Income taxes were $854,000 in 1996 compared to $2,139,000 in 1995 due to a higher percentage of investment income from tax-advantaged securities comprising the Company's pre-tax income in 1996 compared to 1995.

     Loss from discontinued operations. In 1992, MMI sold Ludgate Insurance Company Limited (Ludgate) at a loss, which was reported in discontinued operations. The Company has been involved in two lawsuits connected with the sale. A U.K. action related to sales contract warranties and a U.S. suit concerned the commutation of a reinsurance transaction with Ludgate. Also at issue was a stop-loss reinsurance agreement provided by MMI to Ludgate in connection with the sale. In February 1997, a U.K. court rendered a judgment against MMI. The U.S. lawsuit and the stop-loss agreement remained unresolved.

    In February 1997, MMI settled both lawsuits and commuted the stop-loss reinsurance agreement. The settlement of all these matters is reflected in the accompanying 1996 consolidated statement of income as a loss from discontinued operations. The pre-tax loss is $7,800,000 with a corresponding tax benefit of $2,700,000, resulting in a charge of $5,100,000.

    Net income. Net income decreased by 7.4% to $21,015,000 in 1996 from $22,695,000 in 1995 as a result of the discontinued operations charge in 1996. Operating income from continuing operations, which excludes net realized gains (losses) on investments, net of taxes, increased by 19.9% to $26,141,000 in 1996 from $21,806,000 in 1995.

    Net income per share. Fully diluted net income per common and common equivalent share decreased to $1.95 in 1996 from $2.34 in 1995. Included in the 1996 amount is a loss of $0.47 from discontinued operations as well as a loss of $.01 in 1996 versus a gain of $.09 in 1995 related to net realized gains and losses on investments. Fully diluted income per common and common equivalent share before realized gains (losses), net of taxes and the loss from discontinued operations increased to $2.43 in 1996 from $2.25 in 1995. Fully diluted weighted average shares and equivalents outstanding increased due to the Company's stock offering in September and October 1996.

1995 COMPARED TO 1994

    Revenues. Gross premiums written increased by 14.0% to $210,752,000 in 1995 from $184,791,000 in 1994. Net premiums written increased by 15.3% to $161,188,000 from $139,800,000 and net premiums earned increased by 17.2% to $155,191,000 from $132,389,000. Gross premiums written, net premiums written and net premiums earned attributable to HPIC in 1995 were $3,863,000, $1,978,000, and $4,424,000, respectively.

    Medical malpractice premiums earned increased by 19.1% to $147,635,000 in 1995 from $123,982,000 in 1994. Gross and net premiums increased principally due to strong renewals for healthcare systems, the addition of new group practice insureds and the acquisition of Health Providers Insurance Company (HPIC). Reflected in 1995 premiums earned are approximately $3,000,000 more in one-time non-recurring premiums, such as prior acts coverage, than was included in 1994. Healthcare system premium rates were generally unchanged and modest rate increases were obtained for physician business. Life and health premiums earned decreased by 10.1% to $7,556,000 from $8,407,000 in 1994 due to a decrease in group accident and health and medical expense stop-loss business.

    Consulting and fee income increased by 20.1% to $22,336,000 in 1995 from $18,602,000 in 1994. The growth in consulting and fee income is attributable primarily to increases in risk management fee income and also to an increase in McManis Associates consulting revenues. Consulting and fee income as a percentage of net premiums earned and consulting and fee income increased to 12.6% in 1995 from 12.3% in 1994.

    Net investment income increased by 37.1% to $39,850,000 in 1995 from $29,067,000 in 1994. Net investment income attributable to HPIC in 1995 was $4,793,000. Investment income increased principally due to an increase in invested assets related to growth in the Company's historical business and the acquisition of HPIC. The Company had net realized gains on investments of $1,367,000 in 1995 compared to losses of $2,853,000 in 1994.

    Losses and expenses. Losses and LAE increased by 15.4% to $130,088,000 in 1995 from $112,711,000 in 1994. Medical malpractice liability losses and LAE increased by 17.9% to $125,944,000 in 1995 from $106,861,000 in 1994 due principally to an increase in premiums earned. The property and casualty loss ratio decreased to 84.8% from 85.7% in 1994. Life and health benefit costs decreased 29.2% to $4,144,000 in 1995 from $5,850,000 in 1994 due to a decrease in premiums earned and a decrease in the ratio of life and health benefit costs to premiums earned.

    Insurance and administrative expenses increased by 29.1% to $61,055,000 in 1995 from $47,286,000 in 1994. The increase in administrative expense is attributable to increased revenues, increased commission expense due to a greater percentage of business acquired through brokers and the acquisition of HPIC.

    Interest expense increased by 70.9% to $2,767,000 in 1995 from $1,619,000 in 1994 and is due to an increase in debt out-standing and to an increase in average short-term interest rates.

     Income taxes. Income taxes were $2,139,000 in 1995 compared to $538,000 in 1994. The increase was attributable to greater pretax income.

    Net income. Net income increased by 50.8% to $22,695,000 in 1995 from $15,051,000 in 1994 due to the aforementioned reasons. Operating income, which excludes net realized gains (losses) on investments, net of taxes, increased by 29.0% to $21,806,000 in 1995 from $16,905,000 in 1994.

    Net income per share. Fully diluted net income per common and common equivalent share increased to $2.34 in 1995 from $1.72 in 1994. Included in these amounts are gains of $.09 in 1995 and losses of $.21 in 1994 related to net realized gains (losses) on investments. Fully diluted net income per common and common equivalent share before realized gains (losses), net of taxes, increased to $2.25 from $1.93. Fully diluted weighted average shares and equivalents outstanding increased due to the issuance of capital stock in connection with the acquisition of HPIC in May 1995.

Liquidity and Capital Resources

    As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's principal sources of operating funds are management fees and dividends from its subsidiaries. In 1996, the Company received dividends from its subsidiaries of $11,000,000 compared to $6,000,000 in 1995 and $5,000,000 in 1994. The Company received management fees from its subsidiaries of $24,550,000 in 1996, $19,100,000 in 1995 and $16,750,000 in 1994. The Company's principal uses of funds are operating expenses, acquisitions, debt service and dividends to stockholders.

    On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition-related expenditures, debt service requirements, taxes and dividends to stockholders.

    Cash flow. On a consolidated basis, the Company has had positive cash flow from operations in each of the last three years. Positive cash flow has resulted from growth in premiums and timing differences between the collection of premiums and payment of claims. Because of uncertainty related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from year to year and quarter to quarter. Cash provided by operating activities was $10,012,000 in 1996, $50,299,000 in 1995 and
$42,977,000 in 1994. Cash from operations decreased principally due to increased paid losses during the first six months of 1996.

    Investing activities, substantially in fixed income securities, have been the principal use of cash flow from operations. Cash used by investing activities was $66,518,000 in 1996, $69,738,000 in 1995 and $41,685,000 in 1994.
Reallocations of the Company's investment portfolio have resulted in significant purchases and sales of fixed income securities. The Company has no material commitments for capital expenditures.

    Financing activities provided $57,146,000 in cash in 1996 and $19,380,000 in 1995 and resulted in a $1,508,000 use in 1994. Cash provided by financing activities includes $51,442,000, net of expenses, from the issuance of Common Stock in 1996 of which $46,325,000 related to the Company's stock offering in September and October 1996. In January 1996, the Company obtained an increase in its available credit line to $85,000,000 and increased its borrowings to $58,000,000 as of December 31, 1996, in connection with the acquisition of MSA. In May 1995, in connection with the acquisition of HPIC, the Company obtained an increase in its available credit line to $56,000,000 and borrowed an additional $15,000,000. The Company borrowed an additional $5,000,000 in July 1995. Long-term notes payable totaled $58,000,000 as of December 31, 1996, compared to $49,000,000 as of December 31, 1995.

    Invested assets. The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was less than 3% of the fair value of total invested assets as of December 31, 1996. The estimated fair value of the Company's short-term, fixed maturity and preferred stock investments was $788,451,000 as of December 31, 1996, compared to $743,622,000 as of December 31, 1995. The December 31, 1996, amount includes net unrealized gains of $19,678,000, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Unrealized gains were $28,447,000 as of December 31, 1995. The decrease in unrealized gains during 1996 was due to an increase in the general level of interest rates.

    The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $42,777,000 or 5.4% of invested assets as of December 31, 1996, compared to $33,550,000 or 4.5% of invested assets as of December 31, 1995. The Company believes that all of its invested assets are readily marketable.

    Debt. Long-term debt totaled $58,000,000 as of December 31, 1996, compared to $49,750,000 of long- and short-term debt as of December 31, 1995. In January 1996, the Company obtained an increase in its available credit line to $85,000,000. The credit agreement, which is secured by the capital stock of American Continental Insurance Company (ACIC) and HPIC, restricts the Company's ability to enter new lines of business without the permission of the lender, incur or assume debt, pay dividends in excess of 20% of the prior year's net income and make acquisitions. The credit agreement contains financial covenants with respect to minimum net worth, minimum statutory surplus, a ratio of debt to capital, a debt service coverage ratio, certain leverage ratios for ACIC, A.M. Best rating and risk-based capital levels. The loan bears interest at a fixed rate equal to the London Interbank Offered Rate (LIBOR) for periods of up to one year plus a margin ranging from 5/8% to 7/8%. The Company has entered into interest rate swap agreements that result in a fixed interest rate of 5.4% through 1997 on the LIBOR component for $44,500,000 of the $58,000,000 in outstanding principal. As of December 31, 1996, the unused commitment under the credit facility was $27,000,000.

    Stockholders' equity. The Company's stockholders' equity was $251,966,000 as of December 31, 1996, compared to $186,463,000 as of
December 31, 1995. Changes in stockholders' equity are primarily attributable to net income of the Company, dividends to stockholders, changes in unrealized gains or losses on investments and issuances of Common Stock. Included in the increase in stockholders' equity is $46,325,000 from proceeds, net of expenses, from the Company's offering of Common Stock in September and October 1996. Cash dividends to stockholders totaled $2,546,000 in 1996, $1,957,000 in 1995 and $1,376,000 in 1994. In 1994, the Company adopted Financial Accounting Standard No. 115 - Accounting for Certain Investments in Debt and Equity Securities, which requires invested assets classified as available-for-sale to be carried at estimated fair value, with changes in temporary unrealized gains and losses reported directly in stockholders' equity. As of December 31, 1996, estimated unrealized gains on investments were $19,678,000 net of deferred tax liability of $6,887,000, thereby increasing stockholders' equity by $12,791,000. As of December 31, 1995, the Company had an unrealized gain, net of taxes, of $18,490,000.

    Risk-based capital. NAIC risk-based capital solvency standards for property and casualty insurers became effective as of December 31, 1994, in addition to risk-based capital standards for life and health insurance companies, which became effective in 1993. Under risk-based capital, several solvency thresholds are calculated based on the underwriting, credit, and asset risks of a company. As of December 31, 1996, the statutory capital and surplus of each of the Company's insurance subsidiaries exceeds its risk-based capital requirements. Acquisition of MSA and HPIC

    Effective April 1, 1996, the Company purchased substantially all of the net assets of MSA. MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6,600,000 in 1995. The purchase price for MSA was $8,300,000 in cash, which was funded principally by an increase in borrowings under the Company's credit agreement.

    On May 9, 1995, the Company acquired all of the outstanding capital stock of HPIC, an Illinois-domiciled insurance company that writes medical malpractice insurance for healthcare organizations and assumes reinsurance from healthcare-sponsored insurance companies. Total consideration was $30,672,000, consisting of $15,320,000 in cash and $15,352,000 in convertible preferred stock, which was subsequently converted into 949,760 shares of Common Stock. These two transactions were accounted for as purchases.

Effect of Inflation

    The primary effect of inflation on the Company is implicitly considered in pricing and estimating reserves for unpaid losses and loss adjustment expenses, particularly for claims where there is a long period between reporting and settlement. The actual effect of inflation on the Company's results cannot be accurately known until claims are ultimately settled. Based on actual results to date, the Company believes that loss and LAE reserve levels and the Company's rate-making process adequately incorporate the effects of inflation.

CONSOLIDATED BALANCE SHEETS
MMI COMPANIES INC. AND SUBSIDIARIES
IN THOUSANDS, EXCEPT PER SHARE DATA

                                                DECEMBER 31,                           1996        1995
                                                                                ------------  ----------
ASSETS

   INVESTMENTS (Note 4)

     Short-term investments ....................................................$     42,777  $  33,550
     Fixed maturities-- at fair value (amortized cost: 1996-- $707,948;
          1995-- $681,643)... ..................................................     727,080    710,072
     Preferred stocks ..........................................................      18,594         --
--------------------------------------------------------------------------------------------------------
                                                                                     788,451    743,622

   OTHER ASSETS
     Cash ......................................................................       1,079        439
     Premiums and fees receivable ..............................................      58,611     41,544
     Reinsurance receivables (Note 3) ..........................................     101,175    105,554
     Prepaid reinsurance premiums (Note 3) .....................................       9,711      9,925
     Accrued investment income .................................................      11,116     11,628
     Cost in excess of net assets of purchased subsidiaries,
       less accumulated amortization (Notes 1 and 2)............................      16,244      8,965
     Furniture and equipment-- at cost,
       less accumulated depreciation (Note 1) ..................................       9,076      6,610
     Deferred income taxes (Note 5) ............................................      46,459     41,203
     Other .....................................................................      16,096     13,188
--------------------------------------------------------------------------------------------------------
                                                                                $  1,058,018   $982,678


LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES

     Policy Liabilities:
       Loss and loss adjustment expense reserves (Note 7):
         Medical malpractice liability .........................................$    620,673   $623,220
         Life and health .......................................................       7,779     11,401
         Other .................................................................       3,121      4,194
--------------------------------------------------------------------------------------------------------
                                                                                     631,573    638,815


         Unearned premium reserves .............................................      55,679     52,951
         Future life policy benefits ...........................................       8,578      8,982
--------------------------------------------------------------------------------------------------------
                                                                                     695,830    700,748


     Accrued expenses and other liabilities ....................................      28,051     21,015
     Amounts due to reinsurers (Note 3) ........................................      24,171     24,702
     Notes payable to stockholders (Note 6) ....................................          --        750
     Long-term notes payable (Note 6) ..........................................      58,000     49,000
--------------------------------------------------------------------------------------------------------
                                                                                     806,052    796,215


   Contingencies (Notes 3 and 10)

   STOCKHOLDERS' EQUITY (Notes 8 and 9)
     Common Stock, par value $.10 per share:
       Authorized shares:
         1996 and 1995 -- 30,000
       Issued and outstanding shares:
         1996-- 11,625; 1995-- 9,675............................................       1,162        967
     Additional paid-in capital ................................................     135,183     82,645
     Retained earnings .........................................................     102,830     84,361
     Unrealized gains on investments, net of taxes:
         1996-- $6,887; 1995-- $9,957 ..........................................      12,791     18,490
--------------------------------------------------------------------------------------------------------
                                                                                     251,966    186,463
--------------------------------------------------------------------------------------------------------
                                                                                $  1,058,018   $982,678

CONSOLIDATED STATEMENTS OF INCOME
MMI COMPANIES, INC. AND SUBSIDIARIES
IN THOUSANDS, EXCEPT PER SHARE DATA


                                     YEAR ENDED DECEMBER 31,       1996       1995        1994

REVENUES
Insurance premiums earned (Note 3):
   Medical malpractice                                        $  156,722   $147,635   $ 123,982
   Life and health                                                 7,687      7,556       8,407
------------------------------------------------------------------------------------------------

                                                                 164,409    155,191     132,389

Consulting and fee income                                         34,535     22,336      18,602
Net investment income (Note 4)                                    44,274     39,850      29,067
Net realized gains (losses) on investments (Note 4)                  (40)     1,367      (2,853)
------------------------------------------------------------------------------------------------

                                              TOTAL REVENUES     243,178    218,744     177,205
LOSSES AND EXPENSES

Losses and loss adjustment expenses (Notes 3 and 7):
   Medical malpractice                                           130,787    125,944     106,861
   Life and health                                                 4,999      4,144       5,850
------------------------------------------------------------------------------------------------

                                                                 135,786    130,088     112,711


Insurance and administrative expenses (Note 3)                    77,026     61,055      47,286
Interest expense                                                   3,397      2,767       1,619
------------------------------------------------------------------------------------------------

                                   TOTAL LOSSES AND EXPENSES     216,209    193,910     161,616

                           INCOME FROM CONTINUING OPERATIONS
                                         BEFORE INCOME TAXES      26,969     24,834      15,589
Income taxes (Note 5)                                                854      2,139         538
------------------------------------------------------------------------------------------------

                           INCOME FROM CONTINUING OPERATIONS      26,115     22,695      15,051
Loss from discontinued operations (Note 14)                       (5,100)        --          --
------------------------------------------------------------------------------------------------

                                                  NET INCOME  $   21,015   $ 22,695   $  15,051
================================================================================================

Earnings per common and common equivalent share (Note 1):
Primary
   Income from continuing operations                          $     2.44   $   2.42   $    1.73
   Loss from discontinued operations                                (.48)        --          --
------------------------------------------------------------------------------------------------

     NET INCOME                                               $     1.96   $   2.42   $    1.73
================================================================================================

Fully diluted
   Income from continuing operations                          $     2.42   $   2.34   $    1.72
   Loss from discontinued operations                                (.47)        --          --
------------------------------------------------------------------------------------------------

     NET INCOME                                               $     1.95   $   2.34   $    1.72
================================================================================================

Weighted average number of common and common equivalent shares:
   Primary                                                        10,714      9,243       8,681
   Fully diluted                                                  10,770      9,683       8,763
================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MMI COMPANIES, INC AND SUBSIDIARIES
IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                                                      UNREALIZED
                               PREFERRED STOCK     COMMON STOCK  ADDITIONAL                        GAINS (LOSSES)           TOTAL
                                  NUMBER   PAR     NUMBER   PAR     PAID-IN   RETAINED  TREASURY  ON INVESTMENTS,   STOCKHOLDERS'
                               OF SHARES VALUE  OF SHARES VALUE     CAPITAL   EARNINGS     STOCK     NET OF TAXES          EQUITY

BALANCE AT JANUARY 1, 1994          --   $  --    8,656  $  866  $   66,265 $  50,112     $(740)       $      --         $116,503

Year ended December 31, 1994:
   Net income                                                                  15,051                                      15,051
   Issuance of Common Stock in
     connection with exercise of
     employee stock options                          21       2         116                                                   118
   Cumulative effect of accounting
     change, net of taxes of $6,928                                                                       12,867           12,867
   Change in unrealized gains (losses)
     net of taxes of $10,824                                                                             (20,104)         (20,104)
   Common dividends ($.16 per share)                                           (1,376)                                     (1,376)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31,1994        --       --    8,677     868      66,381    63,787      (740)          (7,237)         123,059


Year ended December 31, 1995:
   Net income                                                                  22,695                                      22,695
   Issuance of Preferred Stock
     in connection with acquisition
     of subsidiary                903   18,061                       (2,709)                                               15,352
   Conversion of Preferred to
     Common Stock                (903) (18,061)     941      94      17,967                                                    --
   Issuance of Common Stock
     in connection with employee
     benefit plans and exercise of
     employee stock options                         110      10       1,577                                                 1,587
   Change in unrealized gains (losses),
     net of taxes of $13,853                                                                              25,727           25,727
   Retirement of Treasury Stock                     (62)     (6)       (734)                740                                --
   Common cash dividends ($.20 per share)                                      (1,827)                                     (1,827)
   Preferred stock dividend ($.18 per share)          9       1         163      (164)                                         --
   Preferred cash dividends ($.14 per share)                                     (130)                                       (130)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995       --     --      9,675     967      82,645    84,361        --           18,490          186,463


Year ended December 31, 1996:
   Net income                                                                  21,015                                      21,015
   Issuance of Common Stock in
     connection with public offering
     net of expenses of $2,866                    1,626     163       46,162                                               46,325
   Issuance of Common Stock in
     connection with acquisition of subsidiaries     65       7        1,284                                                1,291
   Issuance of Common Stock
     in connection with employee
     benefit plans and exercise of
     employee stock options                         259      25        5,092                                                5,117
   Change in unrealized gains,
     net of taxes of $3,070                                                                               (5,699)          (5,699)
   Common cash dividends ($.24 per share)                                      (2,546)                                     (2,546)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996        --   $  --   11,625  $1,162   $135,183   $102,830        --        $  12,791         $251,966

CONSOLIDATED STATEMENTS OF CASH FLOWS
MMI COMPANIES, INC. AND SUBSIDIARIES
IN THOUSANDS

                                                   YEAR ENDED DECEMBER 31,         1996       1995       1994

OPERATING ACTIVITIES
   Net income.............................................................       $21,015   $ 22,695   $ 15,051
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Increase (decrease) in policy liabilities..........................        (4,918)    39,493     38,760
       Change in reinsurance balances.....................................         4,062     (1,305)    (4,166)
       Increase in premiums and fees receivable...........................       (14,980)    (6,440)   (13,422)
       Increase in deferred tax asset.....................................        (2,020)    (4,878)    (3,723)
       Decrease (increase) in accrued investment income and other assets .        (2,203)    (2,841)     5,025
       Increase in accrued expenses and other liabilities.................         5,483      2,454        390
       Net realized (gains) losses on investments.........................            40     (1,367)     2,853
       Depreciation and amortization on investments and goodwill..........         3,533      2,488      2,209
---------------------------------------------------------------------------------------------------------------

                                                         NET CASH PROVIDED
                                                   BY OPERATING ACTIVITIES        10,012     50,299     42,977
INVESTING ACTIVITIES
   Net sale (purchase) of short-term investments..........................        (8,931)    41,741     (5,157)
   Purchases of other investments, principally fixed maturities...........      (417,828)  (548,145)  (256,582)
   Sales of other investments, principally fixed maturities...............       303,520    245,348    145,451
   Maturities of fixed maturities.........................................        71,044    210,798     77,488
   Acquisition of subsidiaries (Note 2)...................................        (8,921)   (15,372)        --
   Furniture and equipment additions......................................        (5,402)    (4,108)    (2,885)
---------------------------------------------------------------------------------------------------------------

                                                             NET CASH USED
                                                   BY INVESTING ACTIVITIES       (66,518)   (69,738)   (41,685)

FINANCING ACTIVITIES
   Issuance of Common Stock...............................................        54,308      1,587        118
   Costs incurred in connection with stock offering.......................        (2,866)        --         --
   Payments on notes payable..............................................          (750)    (1,250)   (28,250)
   Proceeds from notes payable including short-term borrowings............         9,000     21,000     28,000
   Dividends..............................................................        (2,546)    (1,957)    (1,376)
---------------------------------------------------------------------------------------------------------------

                                                  NET CASH PROVIDED (USED)
                                                   BY FINANCING ACTIVITIES        57,146     19,380     (1,508)
---------------------------------------------------------------------------------------------------------------

                                               INCREASE (DECREASE) IN CASH           640        (59)      (216)
Cash at beginning of year.................................................           439        498        714
---------------------------------------------------------------------------------------------------------------

                                                       CASH AT END OF YEAR       $ 1,079   $    439   $    498
===============================================================================================================

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
MMI Companies, Inc. and Subsidiaries
December 31, 1996

1.  ACCOUNTING POLICIES

Nature of Operations

MMI Companies, Inc. (MMI) is a specialty company that offers insurance products and risk management and consulting services to the healthcare industry. MMI writes its medical malpractice liability insurance through its principal subsidiary, American Continental Insurance Company (ACIC). MMI provides its products and services in all 50 states and in Europe. Information on MMI's operations by segment is included in Note 12.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts and operations, after intercompany eliminations, of MMI and its subsidiaries. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Investments

In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Securities" and as of January 1, 1994, MMI adopted the standard. MMI classifies 100% of its fixed maturity and preferred stock investments as "available for sale," requiring that these investments be carried at fair value, with unrealized gains and losses, less related deferred income taxes, excluded from earnings and reported as a separate component of stockholders' equity. At January 1, 1994, the cumulative effect of implementing SFAS No. 115 resulted in an increase in fixed maturity investments of $19,795,000 and an increase in stockholders' equity, less deferred income taxes, of $12,867,000.

Realized gains and losses on sales of investments are recognized on the specific identification basis. Realized losses also include losses for fair value declines that are considered to be other than temporary.

Fair Value Information

The fair values of investments are reported in Note 4. The fair values of other financial instruments, principally accrued investment income, premiums and fees receivable, accrued expenses and other liabilities, amounts due to reinsurers and notes payable approximate their December 31, 1996 and 1995 carrying values.

Premium Revenues

Premiums are earned pro rata over the terms of the policies, which are generally one year for medical malpractice and monthly for life and health. Unearned premiums are calculated using the monthly pro rata basis.

Deferred Policy Acquisition Costs

Commissions and other costs that vary with, and are primarily related to, the production of new and renewal business have been deferred and are amortized over the period of the related insurance policies. Such unamortized amounts included in other assets amounted to $7,100,000 and $5,700,000 at December 31, 1996 and 1995, respectively. Amortization of such costs are included in insurance and administrative expenses and amounted to $14,000,000 in 1996, $11,400,000 in 1995 and $7,500,000 in 1994.

Unpaid Losses and Loss Adjustment Expenses

The liabilities for unpaid losses and loss adjustment expenses represent the estimated liability for claims reported to MMI plus claims incurred but not yet reported and the related estimated adjustment expenses. The liabilities for losses and related loss adjustment expenses are determined using case-basis evaluations and statistical analyses. Although considerable variability is inherent in such estimates, particularly considering the nature of medical malpractice liability business, management believes that the liabilities for unpaid losses and loss adjustment expenses are reasonable. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations.

Future Policy Benefits

The liability for future policy benefits principally represents reserves related to disability policies.

Reinsurance

Reinsurance premiums, commissions, expense reimbursements and liabilities related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and with the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium revenues. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related deferred policy acquisition costs and are deferred and amortized accordingly. Reinsurance receivables and prepaid reinsurance premiums are reported as assets in the accompanying balance sheets.

Furniture and Equipment

The costs of furniture and equipment are depreciated over their estimated useful lives of five years using an accelerated method. As of December 31, 1996 and 1995, accumulated amortization amounted to $9,500,000 and $6,500,000, respectively.

Goodwill

Costs in excess of net assets of purchased subsidiaries are being amortized on a straight-line basis over periods ranging from ten to twenty years. As of December 31, 1996 and 1995, accumulated amortization amounted to $6,600,000 and $4,800,000, respectively.

Income Taxes

MMI and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Based Compensation

MMI grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. MMI accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

Earnings Per Share

Earnings per share are computed based on the weighted average number of outstanding shares of common stock and equivalents, including incremental shares from dilutive stock options since the date of grant using the treasury stock method.

As described in Note 2, MMI issued Preferred Stock in May 1995 that was converted into Common Stock in September 1995. For primary earnings per share, earnings are net of Preferred Stock dividends of $294,000 in 1995. For fully diluted earnings per share, weighted average common and common equivalent shares in 1995 are computed assuming the Preferred Stock was converted as of the May 1995 Preferred Stock issue date. If primary earnings per share also had been computed without deducting dividends and assuming a May 1995 Preferred Stock conversion date, primary earnings per share would have amounted to $2.38 in 1995.

Cash Flows

In the consolidated statements of cash flows, cash includes principally demand deposit accounts. Also, sales and purchases of short-term investments presented on a net cash basis include investments with original maturities of three months or less.

2.  BUSINESS COMBINATIONS

Effective April 1, 1996, MMI purchased substantially all of the net assets of Management Science Associates, Inc. (MSA). MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6.6 million in 1995. The purchase price for MSA, including expenses, was $8,353,000 in cash, which was funded principally by an increase in borrowings under the Company's credit agreement.

Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

Cost in excess of net assets purchased             $  7,155
Cash                                                    395
Other assets, principally receivables                 1,758
Other liabilities                                      (955)
------------------------------------------------------------
                                                   $  8,353
============================================================

On May 9, 1995, MMI acquired all of the outstanding capital stock of Health Providers Insurance Company (HPIC) from American Hospital Association Services, Inc. HPIC is an Illinois-domiciled insurance company that writes medical malpractice insurance for healthcare organizations and assumes reinsurance from healthcare-sponsored insurance companies. Total consideration was $30,672,000, with $15,320,000 in cash and the balance in the form of Series A Convertible Preferred Stock that was converted into 941,000 shares of Common Stock on September 5, 1995.

Assets acquired and liabilities assumed were as follows (in thousands):

    Invested assets                              $  138,612
    Other assets                                     31,654
    Liabilities, principally
      policy liabilities                           (139,594)
------------------------------------------------------------
                                                 $   30,672
============================================================

The following table summarizes pro forma results of operations as if the acquisition of HPIC had occurred as of the beginning of the respective years (in thousands, except per share data):

                                     Year ended December 31,
------------------------------------------------------------
                                     1995            1994
------------------------------------------------------------
Total revenues                     $224,513        $199,582
Net income                           22,838          19,067

Earnings per common and common equivalent share:
    Primary                        $   2.40        $   2.09
    Fully diluted                      2.28            1.96

These acquisitions were accounted for as purchases, and the operations of the acquirees are included in MMI's consolidated financial statements since the dates of acquisition.

3.  REINSURANCE

MMI's insurance subsidiaries are involved in the cession of reinsurance to other domestic and foreign companies, which permits the recovery of a portion of the direct losses. MMI's insurance subsidiaries would remain liable to the extent that these reinsurance companies are unable to meet their obligations under these arrangements.

Insurance premiums earned are comprised of the following (in thousands):

                                   Year Ended December 31,
------------------------------------------------------------
                    1996              1995             1994
------------------------------------------------------------
Direct          $192,059          $186,792         $156,739
Assumed           19,510            17,247           18,069
Ceded            (47,160)          (48,848)         (42,419)
------------------------------------------------------------
                $164,409          $155,191         $132,389

MMI's reinsurance receivables from foreign reinsurers amounted to $68,500,000 and $71,900,000 at December 31, 1996 and 1995 respectively, of which $40,600,000 and $46,300,000 related to United Kingdom-based reinsurers.

In 1996, 1995 and 1994 respectively, MMI's losses and loss adjustment expenses were net of reinsurance ceded of $30,800,000, $28,800,000 and $19,100,000.

4.  INVESTMENTS

The amortized cost and fair value of investments, which are available for sale, are as follows (in thousands):

                                                                        Gross           Gross
                                                    Amortized      Unrealized      Unrealized            Fair
                                                         Cost           Gains          Losses           Value
--------------------------------------------------------------------------------------------------------------
December 31, 1996:
Fixed maturities:
    U.S. Government and agencies                      $76,429            $891            $(30)        $77,290
    State and political subdivisions                  438,139          13,228            (684)        450,683
    Corporate securities                               77,236           3,802              (2)         81,036
    Mortgage-backed securities                        116,144           2,167            (240)        118,071
--------------------------------------------------------------------------------------------------------------
                                                      707,948          20,088            (956)        727,080
Short-term investments                                 42,746              31              --          42,777
Preferred stocks                                       18,079             585             (70)         18,594
--------------------------------------------------------------------------------------------------------------
                                                     $768,773         $20,704         $(1,026)       $788,451
==============================================================================================================
December 31, 1995:
Fixed maturities:
    U.S. Government and agencies                      $75,646          $2,338            $(17)        $77,967
    State and political subdivisions                  394,746          16,517            (644)        410,619
    Corporate securities                              128,576           7,853          (1,076)        135,353
    Mortgage-backed securities                         82,675           3,466              (8)         86,133
--------------------------------------------------------------------------------------------------------------
                                                      681,643          30,174          (1,745)        710,072
Short-term investments                                 33,532              18              --          33,550
--------------------------------------------------------------------------------------------------------------
                                                     $715,175         $30,192         $(1,745)       $743,622
==============================================================================================================

Fair values of investments are principally based on quoted market prices. Short-term investments are comprised principally of corporate and municipal securities.

The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, are as follows (in thousands):

                                Amortized          Fair
                                     Cost         Value
--------------------------------------------------------
Due in 1997                       $22,683       $22,800
Due in 1998
  through 2001                    125,524       128,089
Due in 2002
  through 2006                    152,601       158,616
Due in 2007
  and thereafter                  290,996       299,504
--------------------------------------------------------
                                  591,804       609,009
Mortgage-backed
  securities                      116,144       118,071
--------------------------------------------------------
                                 $707,948      $727,080
========================================================

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or MMI may have the right to put obligations back to the issuer prior to stated maturity.

The changes in unrealized gains and losses, which are reflected in stockholders' equity, were as follows (in thousands):

                                                       `                   Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                   1996               1995               1994
--------------------------------------------------------------------------------------------------------------
Fixed maturities and short-term investments                     $(9,284)           $39,580           $(30,928)
Preferred stocks                                                    515                 --                 --
--------------------------------------------------------------------------------------------------------------
                                                                $(8,769)           $39,580           $(30,928)
==============================================================================================================

Net realized gains (losses) on investments are comprised of the following (in thousands):

                                                       `                   Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                   1996               1995               1994
--------------------------------------------------------------------------------------------------------------
Fixed maturities:
    Gross gains                                                 $ 3,347             $3,357               $661
    Gross losses                                                 (3,567)            (1,990)            (3,514)
--------------------------------------------------------------------------------------------------------------
                                                                   (220)             1,367             (2,853)
--------------------------------------------------------------------------------------------------------------
Preferred stocks:
    Gross gains                                                     206                 --                 --
    Gross losses                                                    (26)                --                 --
--------------------------------------------------------------------------------------------------------------
                                                                    180                 --                 --
--------------------------------------------------------------------------------------------------------------
                                                                  $ (40)           $ 1,367           $ (2,853)
==============================================================================================================

Major categories of net investment income are as follows (in thousands):

                                                       `                   Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                   1996               1995               1994
--------------------------------------------------------------------------------------------------------------
Fixed maturities                                                $43,492            $38,276            $29,265
Short-term investments and cash                                   3,001              4,610              1,981
Preferred stocks                                                    785                 --                 --
--------------------------------------------------------------------------------------------------------------
Total investment income                                          47,278             42,886             31,246
Expenses                                                          3,004              3,036              2,179
--------------------------------------------------------------------------------------------------------------
Net investment income                                           $44,274            $39,850            $29,067
==============================================================================================================

At December 31, 1996, investments with a fair value of $13,050,000 were on deposit to meet statutory requirements.

5.  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                             December 31,
                                                                      1996                    1995
---------------------------------------------------------------------------------------------------
Deferred tax assets:
    Tax-basis loss reserve adjustment                              $42,696                 $50,697
    Tax-basis unearned premium reserve adjustment                    3,261                   3,012
    Accrued expenses                                                 4,238                     710
    Alternative minimum tax credit carryforward                      5,584                   1,692
    Other                                                            4,317                     706
---------------------------------------------------------------------------------------------------
Total deferred tax assets                                           60,096                  56,817
---------------------------------------------------------------------------------------------------

Deferred tax liabilities:
    Unrealized investment gains                                     (6,887)                 (9,957)
    Deferred policy acquisition costs                               (2,453)                 (1,893)
    Receivables                                                     (2,115)                 (2,223)
    Other                                                           (2,182)                 (1,541)
---------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                     (13,637)                (15,614)
---------------------------------------------------------------------------------------------------
Net deferred tax asset                                             $46,459                 $41,203
===================================================================================================

MMI expects adequate future taxable income to realize the deferred tax asset. Accordingly, no valuation reserve is considered necessary.

Significant components of the provision for income taxes are as follows (in thousands):

                                                       `                   Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                   1996               1995               1994
--------------------------------------------------------------------------------------------------------------
Current                                                            $431             $7,017             $4,261
Deferred (credit)                                                   423             (4,878)            (3,723)
--------------------------------------------------------------------------------------------------------------
Net provision                                                      $854             $2,139               $538
==============================================================================================================

A reconciliation of income tax computed at the U.S. federal statutory tax rate of 35% to income tax expense in the accompanying financial statements is as follows (dollars in thousands):

                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                                 1996                   1995                   1994
------------------------------------------------------------------------------------------------------
                                          Amount      %          Amount      %          Amount      %
------------------------------------------------------------------------------------------------------
Tax at U.S. Statutory rate                $9,439     35%         $8,692     35%         $5,456     35%
Non taxable investment income             (7,896)   (29)         (6,187)   (25)         (4,730)   (31)
Other                                       (689)    (3)           (366)    (1)           (188)    (1)
------------------------------------------------------------------------------------------------------
Net provision                               $854      3%         $2,139      9%           $538      3%
======================================================================================================

MMI's net payments (refunds) of income taxes were $(500,000), $8,000,000, and $(2,400,000) during 1996, 1995 and 1994, respectively.

6.  NOTES PAYABLE

In January 1996, MMI amended its bank credit agreement to provide MMI with a $50,000,000 term loan and a $35,000,000 line of credit, of which $49,000,000 of the term loan was drawn to retire debt outstanding at December 31, 1995. At December 31, 1996, a total of $58,000,000 was outstanding with the remaining $27,000,000 from the line of credit unused and available for general corporate purposes.

The loan bears interest at a rate equal to the London Interbank Offered Rate (5.6% at December 31, 1996) for periods of up to one year plus a margin ranging from 5/8% to 7/8%. MMI also has the option of selecting an interest rate related to the bank's prime rate. As of December 31, 1996, the LIBOR component on $44,500,000 of MMI's borrowings was fixed at 5.4% through December, 1997.

The bank credit agreement subjects MMI and its subsidiaries to certain covenants and restrictions, including limitations on dividends (limited to 20% of prior-year's net income), purchases of capital stock, additional borrowings, encumbrances or sales of assets and types of investment purchases. Covenants also include maintenance of various financial ratios and amounts, including maintaining $135,000,000 of statutory-basis capital and surplus for ACIC.

The line of credit is secured by the capital stock of ACIC and HPIC, which own the majority of MMI's consolidated assets. Annual fees related to the agreement range from 1/5% to 3/8% of the unused commitment.

Reduction of the credit commitment is scheduled as follows (in thousands):

1997                              $ 5,000
1998                                7,000
1999                               10,000
2000                               13,000
2001                               50,000

Principal payments are not required based on the current level of borrowings until 2000. The credit agreement expires on April 1, 2001.

At December 31, 1995, short term notes payable due to hospital stockholders amounted to $750,000. The interest rate on these borrowings averaged 6.9% at December 31, 1995. The notes were retired in 1996.

Total  interest  paid in 1996,  1995 and 1994  was  $3,406,000,  $2,818,000  and
$1,440,000, respectively.

7.  LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The  following  table  presents  a   reconciliation   of  beginning  and  ending
property/casualty loss and loss adjustment expense (LAE) reserve balances for the years indicated (in thousands):

                                                                                   Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                              1996           1995           1994
-----------------------------------------------------------------------------------------------------------------
Liability for losses and LAE at beginning of year
    (net of reinsurance receivables: 1996 -- $88,707;
    1995-- $78,057;  1994-- $71,851)                                      $538,707      $ 361,733      $ 337,813
Liability for losses and LAE for HPIC at date of acquisition
    (net of reinsurance receivables: $9,944)                                    --        124,651             --

Add:   Provision for losses and LAE for claims occurring in:
           The current year from continuing operations                     135,895        127,710        104,366
           The current year from discontinued operations                        --             --            759
           Prior years from continuing operations                           (5,108)        (1,766)         2,495
           Prior years from discontinued operations                             --             --           (110)
-----------------------------------------------------------------------------------------------------------------
           Total incurred losses and LAE                                   130,787        125,944        107,510

Less:  Losses and LAE payments for claims occurring in:
           The current year from continuing operations                      13,900          4,533          5,944
           The current year from discontinued operations                        --             --             --
           Prior years from continuing operations                          115,851         67,681         74,453
           Prior years from discontinued operations                          3,108          1,407          3,193
-----------------------------------------------------------------------------------------------------------------
           Total paid losses and LAE                                       132,859         73,621         83,590
-----------------------------------------------------------------------------------------------------------------

Liability for losses and LAE at end of year (net of reinsurance
    receivables: 1996 -- $87,159; 1995-- $88,707;  1994-- $78,057)       $ 536,635      $ 538,707       $361,733
=================================================================================================================

The portion of the provision for losses and LAE in the foregoing schedule for the years ended December 31, 1996, 1995 and 1994 that relate to prior years' from continuing operations each represent less than 1% of the respective prior years' liabilities for losses and LAE. MMI's loss and LAE reserves and related provision for prior years' losses attributable to health business are immaterial.

8. STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed or permitted by regulatory authorities for MMI's insurance subsidiaries differ in some respects from GAAP. ACIC's discounting of loss and LAE reserves for statutory reporting purposes is permitted by regulatory authorities. Reconciliations of statutory-basis capital and surplus and net income to MMI's GAAP-basis amounts included in the accompanying financial statements are as follows (in thousands):

                                                                                         December 31,
-----------------------------------------------------------------------------------------------------------
                                                                                    1996              1995
-----------------------------------------------------------------------------------------------------------
Statutory-basis capital and surplus                                             $225,945          $205,596
Additions (deductions):
    Statutory-basis loss reserve discount                                        (52,176)          (50,182)
    GAAP-basis deferred income taxes                                              38,122            41,034
    Other, including non-insurance company amounts                                40,075            (9,985)
-----------------------------------------------------------------------------------------------------------
GAAP-basis consolidated stockholders' equity of MMI                             $251,966          $186,463
===========================================================================================================

                                                                                Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                                        1996          1995            1994
-----------------------------------------------------------------------------------------------------------
Statutory-basis combined net income                                  $32,685       $25,763         $15,398
Additions (deductions):
   Statutory-basis loss reserve discount                              (1,994)       (6,607)         (3,122)
   GAAP-basis deferred income taxes                                   (5,986)        6,938           2,150
   Other, including non-insurance company amounts                     (3,690)       (3,399)            625
-----------------------------------------------------------------------------------------------------------
GAAP-basis consolidated net income of MMI                            $21,015       $22,695         $15,051
===========================================================================================================

The foregoing statutory-basis capital and surplus amounts relate to MMI's direct insurance subsidiaries, ACIC and HPIC. The capital and surplus amounts for ACIC include the capital and surplus of ACLIC, a life insurance company owned by ACIC, in the amount of $15,200,000 at December 31, 1996 and $14,800,000 at December 31, 1995. Statutory net income of ACLIC amounted to $400,000 in 1996, $500,000 in 1995 and $200,000 in 1994.

The maximum amount of dividends that can be paid from ACIC to MMI without regulatory approval is the lesser of net investment income or 10% of ACIC's statutory-basis capital and surplus, each as of the preceding December 31. For HPIC, the maximum amount of dividends that can be paid to MMI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount is $24,000,000 in 1997. ACIC and HPIC's combined GAAP-basis net assets amounted to $235,000,000 at December 31, 1996. The excess of these combined net assets over ACIC and HPIC's maximum dividend amount represents restricted consolidated net assets.

MMI has  authorized  and unissued  5,000,000  shares of $20 par value  Preferred
Stock.

9.  STOCK OPTION PLANS

MMI has an employee stock plan that authorizes the issuance, subject to directors' approval, of nonqualified stock options and restricted stock, and a nonqualified stock option plan for non-employee directors. The directors plan provides for the issuance of 1,375 options each year for each director and 4,125 options to a new director joining MMI's Board, with exercise prices equal to fair value at the grant date. All options have 10-year terms and generally vest and become fully exercisable six months after the date of grant.

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                        1996                        1995                        1994
------------------------------------------------------------------------------------------------------------------
                                         Weighted Average            Weighted Average            Weighted Average
                                 Options   Exercise Price    Options   Exercise Price    Options   Exercise Price
------------------------------------------------------------------------------------------------------------------
Oustanding at
    beginning of year            962,737          $ 14.27    875,775          $ 12.89    708,600          $ 12.60
Granted
    (at fair value)              223,875            26.48    146,750            20.32    188,750            13.20
Exercised                       (204,978)           12.85    (59,788)            8.93    (20,575)            5.73
Cancelled                        (35,250)           23.09         --               --     (1,000)           13.63
------------------------------------------------------------------------------------------------------------------
                                 946,384          $ 17.14    962,737          $ 14.27    875,775          $ 12.89
==================================================================================================================

Options exercisable
    at year-end                  837,634          $ 16.45    801,237          $ 13.44    744,525          $ 12.82
                                 =======                     =======                     =======
Options available for
   grant at end of year          229,900                     418,525                     565,275
                                 =======                     =======                     =======

Other information regarding options outstanding and exercisable as of December 31, 1996, is as follows:

                                            Options Outstanding                  Options Exercisable
-------------------------------------------------------------------------------------------------------
                                                Weighted
                                                Average       Weighted                        Weighted
                               Number           Remaining     Average       Number            Average
        Range of               Outstanding      Contractual   Exercise      Exercisable       Exercise
Exercise Prices                at 12/31/96      Life          Price         at 12/31/96       Price
-------------------------------------------------------------------------------------------------------
$5.91                                 5,450        0.2 years   $ 5.91           5,450         $ 5.91
$13.13 to $18.63                    671,059        6.9          13.69         631,309          13.72
$24.00 to $32.00                    269,875        9.2          25.95         200,875          25.31
-------------------------------------------------------------------------------------------------------
                                    946,384        7.5         $17.14         837,634         $16.45
=======================================================================================================

Pro forma information regarding net income and net income per share has been determined as if MMI had accounted for its 1996 and 1995 stock option grants under the plans using the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." For these purposes, the fair value for the stock option grants was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: a risk-free interest rate of 6%, a volatility factor of 23%, an expected life of the option of five years and a 1% annual dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because MMI's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' six-month vesting period. MMI's pro forma information is as follows:

                                             1996              1995
--------------------------------------------------------------------
Pro forma net income
   (in thousands)                         $20,053           $22,363
Pro forma net income
   per common and
       common equivalent share:
         Primary                          $  1.87           $  2.39
         Fully diluted                       1.86              2.31

The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

10.  COMMITMENTS AND CONTINGENCIES

In addition to the litigation disclosed in Note 14, MMI is engaged in various other legal actions incident to the nature of its business. Management is of the opinion that none of the other litigation will have a material effect on MMI's financial position or results of operations.

MMI leases its office space and certain equipment under noncancelable leases. Rental expense for 1996, 1995 and 1994 was $6,000,000, $5,200,000 and
$4,500,000, respectively. As of December 31, 1996, aggregate minimum rental commitments under noncancelable leases amounted to $5,000,000 in 1997, $5,000,000 in 1998, $4,800,000 in 1999, $4,200,000 in 2000, $3,900,000 in 2001
and $5,300,000 thereafter.

11.  EMPLOYEE BENEFIT PLANS

MMI has a defined-contribution pension plan that covers substantially all employees who have attained age 21 and completed three months of service. MMI contributes 4% of salary for all employees who have completed 1,000 hours of service in the plan year and who are employed at December 31. In addition, MMI contributes the greater of 75% of the first $2,000 of employee contributions or 50% of employee contributions up to 4% of salary (3% in 1994). Additional MMI contributions are made at the discretion of MMI's Board of Directors. MMI's contributions charged to operations were $2,200,000 in 1996, $1,600,000 in 1995 and $1,000,000 in 1994.

MMI provides no post retirement benefits to its employees.

12.  INDUSTRY SEGMENTS

MMI's operations are classified and summarized into insurance and consulting and fees. Prior to 1996, the insurance segment consisted of the medical malpractice liability segment and the life and health segment. These segments were combined in 1996 and segment results for 1994 and 1995 were combined to reflect this change. The insurance segment principally includes professional and general liability insurance and reinsurance for hospitals, healthcare systems and healthcare providers, group life, disability and health stop-loss insurance and reinsurance. The consulting and fee segment includes strategic healthcare consulting and healthcare-related risk management consulting and fee-based services. Investment income and expense allocations are based on estimates and certain assets have been allocated to segments by formulas. Depreciation expense and capital expenditures are not material. Corporate and eliminations represents certain corporate income and expenses that have not been allocated to specific industry segments.
Information by segment is as follows (in thousands):

                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                                  1996              1995              1994
-----------------------------------------------------------------------------------------------------------
Revenues:
     Insurance                                                $207,837          $194,608          $161,317
     Consulting and fees                                        34,535            22,336            18,602
     Net realized investment gains (losses)                        (40)            1,367            (2,853)
     Corporate and eliminations                                    846               433               139
-----------------------------------------------------------------------------------------------------------
     Total                                                    $243,178          $218,744          $177,205
===========================================================================================================

Pre-tax income:
     Insurance                                                $ 34,251          $ 30,158          $ 21,670
     Consulting and fees                                         4,569             2,873             2,615
     Net realized investment gains (losses)                        (40)            1,367            (2,853)
     Corporate and eliminations                                (11,811)           (9,564)           (5,843)
-----------------------------------------------------------------------------------------------------------
     Total                                                    $ 26,969          $ 24,834          $ 15,589
===========================================================================================================



                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                                  1996              1995              1994
-----------------------------------------------------------------------------------------------------------
Identifiable assets at end of year:
     Insurance                                              $  972,833          $961,128          $667,244
     Consulting and fees                                        16,549            10,354            12,734
     Corporate, discontinued and eliminations                   68,636            11,196            13,826
-----------------------------------------------------------------------------------------------------------
     Total                                                  $1,058,018          $982,678          $693,804
===========================================================================================================

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         (In thousands, except per share data):

                                                                          Three Months Ended,
--------------------------------------------------------------------------------------------------------------
                                                       3/31/96        6/30/96         9/30/96        12/31/96
--------------------------------------------------------------------------------------------------------------
Revenues                                               $61,211        $58,896         $60,324         $62,747

Income from continuing operations                      $ 7,411        $ 6,348         $ 6,176         $ 6,180
Loss from discontinued operations                           --             --              --          (5,100)
--------------------------------------------------------------------------------------------------------------
     Net income                                        $ 7,411        $ 6,348         $ 6,176         $ 1,080
==============================================================================================================

Earnings per common and common equivalent share:
     Primary
        Income from continuing operations              $   .73        $   .62         $   .59         $   .52
        Loss from discontinued operations                   --             --              --            (.43)
--------------------------------------------------------------------------------------------------------------
        Net income                                     $   .73        $   .62         $   .59         $   .09
==============================================================================================================
     Fully diluted
        Income from continuing operations              $   .72        $   .62         $   .59         $   .52
        Loss from discontinued operations                   --             --              --            (.43)
--------------------------------------------------------------------------------------------------------------
        Net income                                     $   .72        $   .62         $   .59         $   .09
==============================================================================================================

                                                                          Three Months Ended,
--------------------------------------------------------------------------------------------------------------
                                                       3/31/95        6/30/95         9/30/95        12/31/95
--------------------------------------------------------------------------------------------------------------
Revenues                                               $46,579        $52,806         $60,098         $59,261
Net income                                               4,410          5,638           5,906           6,741

Net income per common and common equivalent share:
     Primary                                           $   .50        $   .62         $   .62         $   .67
     Fully diluted                                         .50            .60             .59             .67

14.  DISCONTINUED OPERATIONS

In 1992, MMI sold Ludgate Insurance Company Limited ("Ludgate") at a loss, which was reported in discontinued operations. The Company has been involved in two lawsuits connected with the sale. A U.K. action related to sales contract warranties and a U.S. suit concerned the commutation of a reinsurance transaction with Ludgate. Also at issue was a stop-loss reinsurance agreement provided by MMI to Ludgate in connection with the sale. In February 1997, a U.K. court rendered a judgment against MMI. The U.S. lawsuit and the stop-loss agreement remained unresolved.

In February 1997, MMI settled both lawsuits and commuted the stop-loss reinsurance agreement. The settlement of all these matters is reflected in the accompanying 1996 consolidated statement of income as a loss from discontinued operations. The pre-tax loss is $7,800,000 with a corresponding tax benefit of $2,700,000, resulting in a charge of $5,100,000.

Report of Independent Auditors

Board of Directors
MMI Companies, Inc.

    We  have  audited  the  accompanying  consolidated  balance  sheets  of  MMI
Companies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Companies, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, in 1994, the Company adopted a new standard on accounting for investments.


Ernst & Young LLP

Chicago, Illinois
February 27, 1997

                                                                   Exhibit 23.1
                                                                   ------------




               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of MMI Companies, Inc. of our report dated February 27, 1997, included in the 1996 Annual Report to Stockholders of MMI Companies, Inc.

Our audits also included the financial statement schedules of MMI Companies, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, with respect to which the date is February 27, 1997, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 1994, the Company adopted a new standard on accounting for investments.

We also consent to the incorporation by reference in the Registration Statement pertaining to the MMI Companies, Inc. Savings and Profit Sharing Plan (401(k)) (Form S-8 No. 33-72786), in the Registration Statement pertaining to the MMI Companies, Inc. Incentive Stock Option Plan (1986), 1993 Employee Stock Plan, and 1993 Non-employee Director's Formula Stock Option Plan (Form S-8 No. 33-81228), and in the Registration Statement pertaining to the 1995 Employee Stock Investment Plan (Form S-8 No. 33-87356), and in the related Prospectuses, of our report dated February 27, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of MMI Companies, Inc.


                                                           ERNST & YOUNG LLP



Chicago, Illinois
March 17, 1997