Form 10-Q
period 1997-03-31
MMI COMPANIES INC
filed 1997-05-02
CIK 767308

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

             (X)  Quarterly report under section 13 or 15(d) of the
             Securities Exchange Act of 1934.   For the quarter ended
             March 31, 1997.

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

            There were 11,687,763 shares outstanding of the registrant's common stock, $0.10 par value, as of March 31, 1997.

                      MMI Companies, Inc. and Subsidiaries

                                     Index


                                                            Page No.
        Part I.  Financial Information

                  Item 1. Financial Statements

                       Consolidated Balance Sheets             3

                       Consolidated Statements of              4
                       Income

                       Consolidated Statements of              5
                       Stockholders' Equity

                       Consolidated Statements of              6
                       Cash Flows

                       Notes to Consolidated                   7
                       Financial Statements

                  Item 2.  Management's Discussion           8-9
                           and Analysis of
                           Financial Condition and
                           Results of Operations


        Part II.  Other Information

                  Item 6.  Exhibits and Reports on            10
                           Form 8-K

        Signatures                                            11

        EXHIBITS:

                  11.  Statement Re Computation of  Per
                       Share Earnings.
                  27.  Financial Data Schedule.

                        MMI Companies, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                        (In thousands, except per share data)

                                                 March 31,        December 31,
                                                   1997              1996
                                                (Unaudited)

ASSETS
   INVESTMENTS
       Short-term investments.................. $ 32,344          $ 42,777
       Fixed maturities........................  696,567           727,080
       Preferred stocks........................   27,523            18,594
                                                 756,434           788,451
   OTHER ASSETS
       Cash....................................    1,134             1,079
       Premium and fees receivable.............  100,097            58,611
       Reinsurance receivables.................  107,129           101,175
       Prepaid reinsurance premiums............   16,502             9,711
       Accrued investment income...............   11,032            11,116
       Cost in excess of net assets of
         purchased subsidiaries,
         less accumulated amortization.........   24,664            16,244
       Furniture and equipment - at cost,
         less accumulated depreciation.........   10,084             9,076
       Deferred income taxes...................   50,772            46,459
       Other...................................   19,213            16,096
                                              $1,097,061        $1,058,018

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
       Policy liabilities:
          Loss and loss adjustment expense reserves:
             Medical malpractice liability..... $616,756          $620,673
             Life and health...................    9,525             7,779
             Other.............................    3,069             3,121
                                                 629,350           631,573

          Unearned premium reserves............   96,653            55,679
          Future life policy benefits..........    8,605             8,578
                                                 734,608           695,830
       Accrued expenses and other liabilities..   18,274            28,051
       Amounts due to reinsurers...............   33,229            24,171
       Long-term notes payable.................   58,000            58,000
                                                 844,111           806,052

   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share:
          Authorized shares: 1997 and 1996 - 30,000
          Issued and outstanding shares:
          1997 - 11,688; 1996 - 11,625.........    1,169             1,162
      Additional paid-in capital...............  136,560           135,183
      Retained earnings........................  108,714           102,830
      Unrealized gains on investments, net of taxes:
         1997 - $3,503; 1996 - $6,887..........    6,507            12,791
                                                 252,950           251,966
                                              $1,097,061        $1,058,018

                   See notes to consolidated financial statements.

                      MMI Companies, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                    Unaudited

                                                 Three Months
                                                Ended March 31,
                                                1997       1996
   REVENUES
   Insurance premiums earned:
      Medical malpractice liability............ $ 40,975   $ 40,180
      Life and health..........................    1,301      2,140
                                                  42,276     42,320
   Consulting and fee income...................   12,067      6,370
   Net investment income.......................   11,297     10,973
   Net realized gains on investments...........      871      1,548
      TOTAL REVENUES...........................   66,511     61,211

   LOSSES AND EXPENSES

   Losses and loss adjustment expenses:
      Medical malpractice liability............   33,577     33,879
      Life and health..........................    1,206      1,227
                                                  34,783     35,106
   Insurance and administrative expenses.......   23,472     16,993
   Interest expense............................      884        750
      TOTAL LOSSES AND EXPENSES................   59,139     52,849

          INCOME BEFORE INCOME TAXES...........    7,372      8,362
   Income taxes................................      665        951
          NET INCOME........................... $  6,707   $  7,411

   Earnings per common and
      common equivalent share:

            Primary............................ $    .56   $    .73

            Fully diluted......................      .56        .72

         See notes to consolidated financial statements.

                            MMI Companies, Inc. and Subsidiaries
                       Consolidated Statements of Stockholders' Equity
                            (In thousands, except per share data)






                        Common                         Unrealized
                         Stock    Additional          Gains (Losses)  Total
                    Number    Par  Paid-In   Retained On Investments  Stock-
                  of Shares Value  Capital   Earnings   Net of Taxes  holders'

Balance at December
31, 1995............. 9,675  $967     $82,645   $84,361 $18,490    $186,463

Year ended December
31, 1996:
Net income...........                            21,015              21,015
Issuance of Common
Stock in connection
with public offering
net of expenses
of $2,866...........  1,626   163      46,162                        46,325
Issuance of Common
Stock in connection
with acquisition
of subsidiaries.....     65     7       1,284                         1,291
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of employee
stock options.......    259    25       5,092                         5,117
Change in unrealized
gains, net of taxes
of $3,070..........                                      (5,699)     (5,699)
Common cash dividends
($.24 per share)...                              (2,546)             (2,546)
share)...
Balance at December
31, 1996...........  11,625 1,162     135,183   102,830  12,791     251,966

Three months ended
March 31, 1997
(unaudited):
Net income.........                               6,707               6,707
Issuance of Common
Stock in connection
with acquisition of
subsidiary............   90     9       2,141                         2,150
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of employee
stock options........    17     2         280                           282
Common Stock
repurchased..........   (44)   (4)     (1,044)                       (1,048)
Change in unrealized
gains, net of taxes
of $3,384...........                                     (6,284)     (6,284)
Common cash
dividends ($.07 per
share)..............                              (823)                (823)
Balance at March 31,
1997(unaudited)..... 11,688 $1,169   $136,560 $108,714   $6,507    $252,950

                        See Notes to consolidated financial statements.

                        MMI Companies, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                   (In thousands)
                                     Unaudited

                                                     Three Months
                                                    Ended March 31,
                                                    1997       1996
OPERATING ACTIVITIES
    Net income.................................     $  6,707   $  7,411
    Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Increase in policy liabilities.........       38,778     47,225
        Change in reinsurance balances.........       (3,686)   (12,193)
        Increase in premiums and fees
         receivable............................      (41,102)   (26,394)
        Increase in deferred income
         taxes.................................         (978)      (194)
        Increase in accrued investment
         income and other assets...............       (2,859)    (1,455)
        Decrease in accrued expenses and
         other liabilities.....................      (10,416)    (5,617)
        Net realized gains on investments......         (871)    (1,548)
        Depreciation and amortization on
         investments and goodwill..............        1,329        530
         Net cash provided (used) by
          operating activities.................      (13,098)     7,765

INVESTING ACTIVITIES
        Net sale (purchase) of short-term
         investments...........................       11,586     (3,201)
        Purchases of available-for-sale
         investments...........................      (82,757)   (94,105)
        Sales of available-for-sale
         investments...........................       81,859     68,241
        Maturities of available-for-sale
         investments...........................       13,982     23,720
        Acquisitions of subsidiaries...........       (8,281)         -
        Furniture and equipment additions......       (1,647)    (1,335)
          Net cash provided (used) by
           investing activities................       14,742     (6,680)

FINANCING ACTIVITIES
        Issuance of Common Stock...............          282      2,357
        Repurchases of Common Stock............       (1,048)         -
        Payments on notes payable..............            -       (750)
        Proceeds from notes payable............            -      1,000
        Dividends..............................         (823)      (587)
          Net cash provided (used) by
           financing activities................       (1,589)     2,020

          Increase in cash.....................           55      3,105
 Cash at beginning of period...................        1,079        439
          Cash at end of period................        1,134      3,544

           See notes to consolidated financial statements.

                       MMI Companies, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                   March 31, 1997
                                    (Unaudited)

     1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.


     2.    Acquisition   of  Equifax  Medical  Credentials  Verification
           Services and PRM, Inc.

          Effective January 1, 1997, the Company purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc. and acquired by merger all of the outstanding stock of Professional Risk Management (PRM), a privately held California third party administrator that specializes in managing enterprise liability risk for organizations that self-insure.

       Assets acquired, liabilities assumed, and the cost in excess of net assets purchased were as follows (in thousands):

     Cost in excess of net assets purchased........  $ 9,177
     Cash..........................................      566
     Other assets, principally investments.........    2,570
     Other liabilities.............................     (689)
                                                     $11,624

       These acquisitions were accounted for as purchases, and the operations of EMCVS and PRM are included in MMI's consolidated financial statements since the date of acquisition.

     3.   Accounting Change

          In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and 1996 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

        Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996.

       Revenues. Gross premiums written were increased by 1.3% to $95,485,000 for the three months ended March 31, 1997 from $94,222,000 for the 1996 period. Net premiums written increased by 4.0% to $76,155,000 from $73,200,000, and net premiums earned were relatively unchanged, totaling $42,276,000 from $42,320,000.

     Medical   malpractice  premiums  earned  increased  by  2.0%   to
     $40,975,000 for the three months ended March 31, 1997 from $40,180,000 for the 1996 period. Life and health premiums earned decreased by 39.2%, to $1,301,000 for the three months ended March 31, 1997 from $2,140,000 for the 1996 period.

     Consulting and fee income increased by 89.4% to $12,067,000 for the three months ended March 31, 1997 from $6,370,000 for the 1996 period. The growth in consulting and fee income is attributable to the inclusion of the results of Management Science Associates, Inc.
     (MSA) from the date of its acquisition, April 1, 1996 and the inclusion of the results of EMCVS and PRM from the date of their acquisition, January 1, 1997.

     Net investment income increased by 3.0% to $11,297,000 for the three months ended March 31, 1997 from $10,973,000 for the 1996 period. For the three month period, the Company had net realized gains on investments of $871,000 in 1997 compared to $1,548,000 in 1996.

     Losses   and  expenses.   Losses  and  loss  adjustment  expenses
     ("LAE") decreased by .9% to $ 34,783,000 for the three months ended March 31, 1997 from $35,106,000 for the 1996 period. Medical malpractice liability losses and LAE decreased by .9% to $33,577,000 for the three months ended March 31, 1997 from
     $33,879,000 for the 1996 period. The property and casualty loss ratio decreased to 82.6% from 83.3% for the respective three month periods. Life and health benefit costs decreased by $ 21,000 or 1.7% to $1,206,000 for the three months ended March 31, 1997 from $1,227,000 for the 1996 period. The life and health loss ratio increased to 92.7% from 57.3% due to the decline in earned premium and an increase in losses reported in the first quarter 1997. Underwriting results and loss ratios for the Company's life and health segment are variable due to the relatively small volume of business written.

     Insurance and administrative expenses increased by 38.1% to $23,472,000 for the three months ended March 31, 1997 from $16,993,000 for the 1996 period. Almost one-half of the increase in administrative expense is due to the inclusion of the results of acquired businesses from the date of acquisition, including MSA in April 1996 and EMCVS and PRM in January 1997.

     Interest expense increased by 17.9% to $884,000 for the three months ended March 31, 1997 from $750,000 for the 1996 period due to an increase in outstanding debt of $8.0 million in 1996.

     Income taxes. Income taxes were $665,000 for the three months ended March 31, 1997 compared to $951,000 for the 1996 period.

     Net income. Net income decreased by 9.5% to $6,707,000 for the three months ended March 31, 1997 from $7,411,000 for the 1996
     period.   Operating  income,  which  excludes  net  realized  gains
     on  investments,  net of  taxes,  decreased  by  4.1%  to $6,141,000
     for  the  three  months  ended  March  31,  1997   from
     $6,405,000 for the 1996 period.

     Net income per share. Fully diluted net income per common and common equivalent share decreased to $.56 for the three months ended March 31, 1997 from $.72 for the 1996 period. Included in these amounts are $.05 in 1997 and $.09 in 1996 related to after tax net realized gains on investments. Fully diluted weighted average shares and equivalents outstanding increased primarily due to the issuance of capital stock in connection with a public offering of stock by the Company in September, 1996.

     Liquidity And Capital Resources

     As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the three month periods ended March 31, 1997 and March 31, 1996, the Company received dividends of $2,750,000 from its subsidiaries. The Company received management fees from its subsidiaries of $7,338,000 for the three months ended March 31, 1997, compared to $5,800,000 in 1996.

     On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

     Cash used by operating activities was $13,098,000 for the three months ended March 31, 1997 compared to $7,765,000 provided by operations for the three months ended March 31, 1996. Cash from operations decreased primarily due to increased paid losses, growth in fees receivable and a discontinued operations charge incurred in the fourth quarter of 1996. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

     Cash provided by investing activities was $14,742,000 for the three months ended March 31, 1997 compared to a use of cash of $6,680,000 for the three months ended March 31, 1996. The increase in cash provided by investing activities was primarily due to investments sold to fund first quarter acquisitions.

     Cash used by financing activities was $1,589,000 for the three months ended March 31, 1997 compared to cash provided by financing activities of $2,020,000 for the three months ended March 31, 1996 and is due principally to the repurchase of the Company's common stock during the first quarter of 1997.

     The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 3.6% of fair value of total invested assets as of March 31, 1997. The estimated fair value of the Company's investment portfolio was $756,434,000 as of March 31, 1997 compared to $788,451,000 as of December 31, 1996. The March 31, 1997 amount includes net unrealized gains of $10,010,000, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Net unrealized gains as of December 31, 1996 were $19,678,000. The decrease in net unrealized gains during the first three months of 1997 was due to an increase in the general level of interest rates in 1997. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $32,344,000 or 4.3% of invested assets at March 31, 1997. The Company believes that all of its invested assets are readily marketable.

     Long-term and short-term debt remained unchanged at $58,000,000 as of December 31, 1996 and March 31, 1997.

     Stockholders' equity was $252,950,000 as of March 31, 1997 compared to $251,966,000 as of December 31, 1996. Dividends to stockholders were $823,000 for the three months ended March 31, 1997.

     Acquisition of EMCVS and PRM

     Effective January 1, 1997, the Company purchased substantially all of the net assets of EMCVS and all of the outstanding stock of PRM. EMCVS provides credentials verification services to the healthcare industry via on-line data access to a comprehensive credentials database. PRM is a third party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The combined purchase price for these two transactions, which together accounted for revenues in 1996 of approximately $7,000,000, was $11,624,000 including expenses.

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


                                        MMI Companies,Inc.
                                               (Registrant)


Date: May 1, 1997
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer
Date: May 1, 1997

                                        /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer