Form 10-Q
period 1997-06-30
MMI COMPANIES INC
filed 1997-08-12
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     June 30, 1997.

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

There were 11,652,013 shares outstanding of the registrant's common stock, $0.10 par value, as of June 30,1997.

              MMI Companies, Inc. and Subsidiaries

                             Index


                                                               Page No.
Part I.  Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets                       3

               Consolidated Statements of                        4
               Income

               Consolidated Statements of                        5
               Stockholders' Equity

               Consolidated Statements of                        6
               Cash Flows

               Notes to Consolidated                             7
               Financial Statements

          Item 2.  Management's Discussion                       8-10
                   and Analysis of
                   Financial Condition and
                   Results of Operations


Part II.  Other Information

          Item 6.  Exhibits and Reports on                      11
                   Form 8-K

Signatures                                                      12

EXHIBITS:

      11.  Statement Re Computation of  Per
           Share Earnings.
      27.  Financial Data Schedule.


                 MMI Companies, Inc. and Subsidiaries
                      Consolidated Balance Sheets
                 (In thousands, except per share data)

                                    June 30,      December 31,
                                     1997             1997
                                    (Unaudited)
ASSETS
   INVESTMENTS
       Short-term investments......$ 32,196        42,777
       Fixed maturities............ 683,211       727,080
       Preferred stocks............  49,555        18,594
                                    764,962       788,451
   OTHER ASSETS
       Cash........................   1,137         1,079
       Premium and fees receivable.  85,426        58,611
       Reinsurance receivables..... 108,488       101,175
       Prepaid reinsurance premiums  15,615         9,711
       Accrued investment income...  10,702        11,116
       Cost in excess of net assets
         of purchased subsidiaries,
         less accumulated
         amortization..............  23,910        16,244
       Furniture and equipment -
        at cost, less accumulated
        depreciation...............  11,091         9,076
       Deferred income taxes.......  48,166        46,459
       Other.......................  18,554        16,096
                                 $1,088,051    $1,058,018
LIABILITIES AND STOCKHOLDERS'
EQUITY LIABILITIES
       Policy liabilities:
          Loss and loss adjustment
          expense reserves:
          Medical malpractice
          liability................$ 618,444  $  620,673
          Life and health..........   10,550       7,779
          Other....................    2,934       3,121
                                     631,928     631,573
          Unearned premium
          reserves.................   83,474      55,679
          Future life policy
          benefits.................    8,569       8,578
                                     723,971     695,830
       Accrued expenses and other
        liabilities................   16,210      28,051
       Amounts due to reinsurers...   26,671      24,171
       Long-term notes
        payable....................   58,000      58,000
                                     824,852     806,052
   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share:
          Authorized shares:
           1997 and 1996 - 30,000
          Issued and outstanding
           shares: 1997 - 11,652;
           1996 - 11,625...........    1,165       1,162
      Additional paid-in capital...  135,531     135,183
      Retained earnings............  114,702     102,830
      Unrealized gains on
       investments, net of taxes:
       1997 - $6,354; 1996 - $6,887.  11,801      12,791
                                     263,199     251,966
                       $          $1,088,051  $1,058,018

                See notes to consolidated financial statements.

                   MMI Companies, Inc. and Subsidiaries
                     Consolidated Statements of Income
                   (In thousands, except per share data)
                                 Unaudited

                                      Three Months         Six Months
                                     Ended June 30,       Ended June 30,
                                    1997       1996       1997       1996

  REVENUES

  Insurance premiums earned:
     Medical malpractice
      liability................... $34,910    $37,690     $75,885    $77,870
     Life and health..............   1,125      1,814       2,426      3,954
                                    36,035     39,504      78,311     81,824
  Consulting and fee income.......  13,241      9,258      25,308     15,628
  Net investment income...........  11,991     10,680      23,288     21,653
  Net realized gains (losses) on
  investments....................      759       (546)      1,630      1,002
     TOTAL REVENUES..............   62,026     58,896     128,537    120,107

LOSSES AND EXPENSES

  Losses and loss adjustment
  expenses:
     Medical malpractice
      liability..................   28,517     31,560      62,094     65,439
     Life and health.............    1,058      1,059       2,264      2,286
                                    29,575     32,619      64,358     67,725
  Insurance and administrative
     expenses....................   24,083     18,793      47,555     35,786
  Interest expense...............      894        852       1,778      1,602
    TOTAL LOSSES AND EXPENSES....   54,552     52,264     113,691    105,113

    INCOME BEFORE INCOME TAXES...    7,474      6,632      14,846     14,994

  Income taxes...................      661        284       1,326      1,235
    NET INCOME................... $  6,813    $ 6,348    $ 13,520   $ 13,759

  Earnings per common and
     common equivalent share:

  Primary........................ $    .57    $   .62    $  1.13   $   1.35

  Fully diluted..................      .57        .62       1.13       1.34
  ........................

              See notes to consolidated financial statements.

                    MMI Companies, Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Equity
                    (In thousands, except per share data)




                                                       Unrealized
                    Common Stock  Additional         Gains (Losses)   Total
                    Number   Par  Paid-In   Retained on Investments  Stock-
                  of Shares Value Capital   Earnings  Net of Taxes   holders'
                                                                     Equity

Balance at
December 31,1995  9,675    $967  $82,645   $84,361   $18,490      $186,463

Year ended
December 31,1996:
Net income......                            21,015                  21,015
Issuance of Common
Stock in
connection with
public offering
net of expenses
of $2,866......  1,626      163    46,162                            46,325
Issuance of Common
Stock in connection
with acquisition
of subsidiaries..   65        7     1,284                             1,291
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of
employee stock
options......     259        25     5,092                             5,117
Change in
unrealized gains,
net of taxes of
$3,070......                                              (5,699)   (5,699)
Common cash
dividends ($.24
per share)...                                   (2,546)             (2,546)

Balance at December
31, 1996..... 11,625    1,162      135,183     102,830    12,791   251,966


Six  months ended June
30, 1997 (unaudited):
Net income...                                   13,520             13,520
Issuance of Common
Stock in connection
with acquisition
of subsidiary.   90         9        2,141                          2,150
Issuance of Common
Stock in connection
with director
and employee benefit
plans and exercise
of employee stock
options......     58        6        1,034                          1,040
Common Stock
repurchased..   (121)     (12)      (2,827)                        (2,839)
Change in
unrealized gains,
net of taxes of
$533........                                               (990)     (990)
Common cash
dividends ($.14
per share)..                                    (1,648)            (1,648)
Balance at June
30, 1997
(unaudited)..  11,652  $1,165     135,531      114,702   11,801   263,199



                        See notes to consolidated financial statements.

              MMI Companies, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In thousands)
                            Unaudited

                                                 Six Months
                                                Ended June 30,
                                                1997      1996
OPERATING ACTIVITIES
    Net income................................. $ 13,520  $ 13,759
    Adjustments to reconcile net income to net
     cash used by operating activities:
      Increase in policy liabilities...........   28,141    10,919
      Change in reinsurance balances...........  (10,716)   (5,686)
      Increase in premium and fees
       receivable..............................  (26,431)  (19,890)
      Increase in deferred income taxes........   (1,223)      (42)
      Increase in accrued investment
       income and other assets.................   (1,870)   (2,853)
      Decrease in accrued expenses and
       other liabilities.......................  (12,506)   (3,987)
      Net realized gains on investments........   (1,630)   (1,002)
      Depreciation and amortization on
       investments and goodwill................    2,421     1,549
       Net cash used by operating activities...  (10,294)   (7,233)

INVESTING ACTIVITIES
      Net sale of short-term investments.......   11,720     5,181
      Purchases of available-for-sale
       investments............................. (184,285) (162,268)
      Sales of available-for-sale
       investments.............................  171,535   134,530
      Maturities of available-for-sale
       investments.............................   26,782    33,819
      Acquisitions of subsidiaries.............   (8,281)   (7,958)
      Furniture and equipment additions........   (3,672)   (2,812)
       Net cash provided by investing
        activities.............................   13,799       492

FINANCING ACTIVITIES
      Issuance of Common Stock.................    1,040     2,904
      Repurchases of Common Stock..............   (2,839)        -
      Payments on notes payable................        -      (750)
      Proceeds from notes payable..............        -     9,000
      Dividends................................   (1,648)   (1,179)
       Net cash provided (used) by
        financing activities...................   (3,447)    9,975

      Increase in cash.........................       58     3,234
 Cash at beginning of period...................    1,079       439
      Cash at end of period....................  $ 1,137   $ 3,673








         See notes to consolidated financial statements.

               MMI Companies, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements
                           June 30, 1997


1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.

2.  Acquisition  of  Equifax Medical Credentials  Verification
    Services and PRM, Inc.

     Effective   January  1,  1997  the  Company   purchased
  substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc., and acquired by merger all of the outstanding stock of Professional Risk Management,
  Inc.(PRM), a privately   held   California   third   party
  administrator that specializes in managing enterprise liability risk for organizations that self-insure.

     Assets acquired, liabilities assumed, and cost in excess of net assets purchased were as follows (in thousands):

     Cost in excess of net assets purchased........$   9,177
     Cash..........................................      566
     Other assets, principally investments.........    2,570
     Other liabilities.............................     (689)
                                                     $11,624

     These acquisitions were accounted for as purchases,  and
  the  operations  of  EMCVS and PRM are included  in  MMI's
  consolidated  financial  statements  since  their date   of
  acquisition.

3.  Accounting Change

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and 1996 of $.02 per share, and for the six months ended June 30, 1997 and 1996 of $.03 and $.06 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4.  Pending Acquisition of Unionamerica Holdings plc

     On  June  25,  1997, MMI announced the  signing  of  an
  Acquisition Agreement in connection with the proposed acquisition of Unionamerica Holdings plc (Unionamerica) by MMI in a stock for stock transaction. Under the terms of the Agreement, which has been approved by the Boards of Directors of MMI and Unionamerica, MMI will make a share for share offer to acquire the whole of the issued share capital of Unionamerica (the "Offer"). Under the terms of the Offer, MMI will offer to acquire each American Depository Share (ADS), representing one Ordinary Share of Unionamerica, for 0.836 shares of MMI Common Stock through a tender offer. The Offer will be made only pursuant to a tender offer and Prospectus at such time as a registration statement covering MMI's Common Stock is declared effective by the Securities and Exchange Commission. A Registration Statement on Form S-4 was filed with the Securities and Exchange Commission on July 25, 1997. It is contemplated that the proposed acquisition will be accounted for as a pooling-of-interests for accounting purposes. Under this accounting treatment, the accounts of MMI and Unionamerica will be combined for all past and future periods after the Offer becomes or is declared unconditional in all respects.


Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations

   Six  Months  Ended June 30, 1997 compared to  Six  Months
   Ended June 30, 1996.

   Revenues. Gross premiums written decreased by 0.7% to $130,497,000 for the six months ended June 30, 1997 from $131,408,000 for the 1996 period. Net premiums written decreased by 0.3% to $99,960,000 from $100,225,000, and net premiums earned decreased by 4.3% to $78,311,000 from $81,824,000. For the three months ended June 30, 1997 gross premiums written decreased by 5.8% to $35,012,000 from $37,186,000, net premiums written decreased by 11.9% to
$23,805,000   from  $27,025,000  and  net  premiums   earned
decreased by 8.8% to $36,035,000 from $39,504,000.

Medical malpractice premiums earned decreased by 2.5% to $75,885,000 for the six months ended June 30, 1997 from $77,870,000 for the 1996 period and decreased by 7.4% to $34,910,000 from $37,690,000 for the three month period. The Company's quarterly written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as prior acts coverage for new insureds. A substantial contributor to the decrease in written and earned premiums for the six months ended June 30, 1997 is a result of a higher one-time premiums in the 1996 period. Adjusting for the decrease in one-time premiums results in an increase in gross written, net written and net earned premium for the six months ended June 30, 1997 of 4.0%,6.6% and 4.6%, respectively. Healthcare system premium rates were generally unchanged, and pricing for physician groups increased modestly. Pricing of healthcare system insurance is strongly influenced by the loss experience of the insured. Life and health premiums earned decreased by 38.6%, to $2,426,000 for the six months ended June 30, 1997 from $3,954,000 for the 1996 period and decreased by 38.0% to $1,125,000 from $1,814,000 for the three month period. The Company's small volume of life and health premiums resulted in a large percentage decrease in premium volume as a result of the non-renewal of a large client due to pricing considerations.

Consulting and fee income increased by 61.9% to $25,308,000 for the six months ended June 30, 1997 from $15,628,000 for the 1996 period and increased by 43.0% to $13,241,000 from $9,258,000 for the three month period. The growth in consulting and fee income is primarily attributable to the inclusion of the results of EMCVS and PRM from their date of acquisition, January 1, 1997 and the inclusion of the results of Management Sciences Associates, Inc. (MSA) from its date of acquisition, April 1, 1996.

  Net investment income increased by 7.6% to $23,288,000 for the six months ended June 30, 1997 from $21,653,000 for the 1996 period and increased by 12.3% to $11,991,000 from $10,680,000 for the three month period. For the three month period, the Company had net realized gains on investments of $759,000 in 1997 compared to net realized losses of $546,000 in 1996.

  Losses and expenses. Losses and loss adjustment expenses ("LAE") decreased by 5.0% to $64,358,000 for the six months ended June 30, 1997 from $67,725,000 for the 1996 period and decreased by 9.3% to $29,575,000 from $32,619,000 for the three month period. Medical malpractice liability losses and LAE decreased by 5.1% to $62,094,000 for the six months ended June 30, 1997 from $65,439,000 for the 1996 period and decreased by 9.6% to $28,517,000 from $31,560,000 for the three month period. Life and health benefit costs decreased by $22,000 or 1.0% to $2,264,000 for the six months ended June 30, 1997 from $2,286,000 for the 1996 period. The insurance group loss ratio decreased slightly to 82.2% from 82.8% for the six month period and decreased to 82.1% from 82.6% for the three month period ended June 30, 1997.

  Insurance and administrative expenses increased by 32.9% to $47,555,000 for the six months ended June 30, 1997 from $35,786,000 for the 1996 period and increased by 28.1% to $24,083,000 from $18,793,000 for the three months ended June 30, 1997. Almost one-half of the increase in administrative expense is attributable to the inclusion of the results of acquired businesses, including MSA in April 1996 and EMCVS and PRM in January 1997.

   Interest expense increased by 11.0% to $1,778,000 for the six months ended June 30, 1997 from $1,602,000 for the 1996 period and increased by 4.9% to $894,000 from $852,000 for the three month period.

  Income taxes. Income taxes were $1,326,000 for the six months ended June 30, 1997 compared to $1,235,000 for the 1996 period and for the three month period were $661,000 in 1997 compared to $284,000 in the prior year.

  Net income. Net income decreased by 1.7% to $13,520,000 for the six months ended June 30, 1997 from $13,759,000 for the 1996 period and increased 7.3% to $6,813,000 from $6,348,000 for the three month period. Operating income, which excludes net realized gains (losses) on investments, net of taxes, decreased by 4.9% to $12,461,000 for the six months ended June 30, 1997 from $13,108,000 for the 1996 period and decreased 5.7% for the three month period to $6,320,000 from $6,703,000.

  Net income per share. Fully diluted net income per common and common equivalent share decreased to $1.13 for the six months ended June 30, 1997 from $1.34 for the 1996 period. Fully diluted earnings per common and common equivalent share before realized gains, net of taxes, decreased to $1.04 for the six months ended June 30, 1997 from $1.28 for the 1996 period. Fully diluted weighted average shares and equivalents outstanding increased primarily due to a public offering of stock by the Company in September, 1996.

  For the three months ended June 30, 1997, fully diluted net income per common and common equivalent share decreased to $.57 from $.62 for the prior period. This amount includes net realized gains, net of tax, of $.04 in 1997 and net realized losses, net of tax, of $.03 in 1996. Fully diluted earnings per common and common equivalent share before realized gains (losses), net of taxes, decreased to $.53 from $.65 for the three month period.

Liquidity And Capital Resources

  As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the six month periods ended June 30, 1997 and 1996 the Company received dividends of $5,500,000 from its subsidiaries. The Company received management fees from its subsidiaries of $13,025,000 for the six months ended June 30, 1997, compared to $10,100,000 in 1996.

  On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

  Cash used by operating activities was $10,294,000 for the six months ended June 30, 1997 compared to $7,233,000 used by operations for the six months ended June 30, 1996. Cash from operations decreased primarily due to increased receivables during the first six months of 1997. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

  Cash provided by investing activities was $13,799,000 for the six months ended June 30, 1997 compared to cash provided of $492,000 for the six months ended June 30, 1996. The increase in cash provided by investing activities was primarily due to securities sold to fund first quarter acquisitions.

    Cash used by financing activities was $3,447,000 for the six months ended June 30, 1997 compared to cash provided by financing activities of $9,975,000 for the six months ended June 30, 1996 and is due principally to the repurchase of the Company's stock during the first and second quarter of 1997 and proceeds from an increase in notes payable in the second quarter of 1996.

   The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 6.5% of fair value of total invested assets as of June 30, 1997. The estimated fair value of the Company's investment portfolio was $764,962,000 as of June 30, 1997 compared to $788,451,000 as of December 31, 1996. The
June 30, 1997 amount includes net unrealized gains of $18,155,000, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Unrealized gains as of December 31, 1996 were $19,678,000. Due to the stable level of interest rates in 1997, unrealized gains were  relatively unchanged during the first  six  months  of
1997.   The  Company maintains a portion of  its  investment
portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $32,196,000 or 4.2% of invested assets at June 30, 1997, compared to $42,777,000 or 5.4% of invested assets as of December 31, 1996. The Company believes that all of its invested assets are readily marketable.

  Long-term debt at June 30, 1997 remained unchanged at $58,000,000 from December 31, 1996.

  Stockholders' equity was $263,199,000 as of June 30,  1997 compared to $251,966,000 as of December 31, 1996. Dividends to stockholders were $1,648,000 for the six months ended
June 30, 1997.

Acquisition of EMCVS and PRM

  Effective January 1, 1997 the Company purchased substantially all of the net assets of EMCVS and all of the outstanding stock of PRM. EMCVS provides credentials verification services to the healthcare industry via on-line data access to a comprehensive credentials database. PRM is a third party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The combined purchase price for these two transactions, which together had total revenues in 1996 of approximately $7,000,000, was $11,624,000 including expenses.

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

   The Company held its annual stockholders meeting on April 17, 1997. The following directors were elected at the meeting: K. James Ehlen, M.D., William M. Kelley, Gerald L. McManis and Joseph D. Sargent. The following additional matters were voted upon and passed at the meeting: i) proposal to approve an amendment to the 1993 Employee Stock Plan to increase by 500,000 the maximum number of shares that may be issued; ii) proposal to approve an amendment to the 1993 Non-Employee Directors' Formula Stock Option Plan to increase by 50,000 the maximum number of shares that may be issued; and iii) proposal to ratify the appointment of Ernst & Young LLP as independent auditors.

    The following table sets forth the number of votes cast for, against or withheld, and number of abstentions and broker non-votes for each matter voted upon at the meeting
(in thousands):

                                                    Abstentions
                                         Against or and broker
Matter                        For        withheld   non-votes
Election of directors:
K. James Ehlen, M.D.........  8,733      477        -
William M. Kelley...........  8,733      476        -
Gerald L. McManis...........  8,733      476        -
Joseph D. Sargent...........  8,733      476        -


Approval to amend the 1993
Employee Stock Plan.........  6,139    2,993       78
Approval to amend the 1993
Non-Employee Directors'
 Formula Stock Option Plan..  7,757    1,376       76
Ratification of Ernst &
Young LLP...................  9,131       70        8

Item 6.  Exhibits and Reports on Form 8-K

  A.Exhibits

         11.   Statement Re Computation of Per Share Earnings.
         27.   Financial Data Schedule.

  B.    Reports on Form 8-K.

       On  June 17, 1997, the Company filed a report on Form
       8-K  relating to the adoption of a Shareholder Rights
       Plan.

       On June 25, 1997, the Company filed a report on Form 8-K relating to the signing of an Acquisition Agreement in connection with the proposed acquisition of Unionamerica by MMI in a stock for stock transaction.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MMI  Companies, Inc.
                                        (Registrant)



Date: August 12, 1997
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer

Date: August 12, 1997

                                        /s/Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer