Form 10-K/A
period 1996-12-31
MMI COMPANIES INC
filed 1997-10-21
CIK 767308

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1

                                    FORM 10-K/A

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

      ANALYSIS OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)


                                                                        DECEMBER 31,
                              -----------------------------------------------------------------------------------------
                                  1987     1988     1989     1990     1991     1992    1993      1994     1995     1996
                              -----------------------------------------------------------------------------------------
Liability for unpaid losses
  and LAE, gross                                                                    $409,664 $439,790 $627,414 $623,794
Deduct reinsurance receivables                                                        71,851   78,057   88,707   87,159
                                                                                    -------- -------- -------- --------
Liability for unpaid
 losses and LAE, net          $115,315 $162,812 $208,752 $244,876 $288,297 $314,401  337,813  361,733  538,707  536,635
Liability re-estimated as of:
  One year later               117,015  162,938  208,674  247,086  302,168  317,727  340,198  359,967  533,599
  Two years later              118,368  164,333  209,397  255,183  301,032  316,445  336,180  357,448
  Three years later            120,724  162,832  212,058  248,985  287,985  305,428  324,901
  Four years later             120,480  166,651  207,542  235,641  278,989  288,703
  Five years later             122,992  163,278  202,287  227,666  265,482
  Six years later              123,039  159,063  199,548  218,087
  Seven years later            122,829  157,348  194,651
  Eight years later            124,619  154,283
  Nine years later             122,915


Cumulative redundancy
  (deficiency), net            $(7,600)  $8,529  $14,101  $26,789  $22,815  $25,698  $12,912  $ 4,285  $ 5,108
                              ========= ======= ======== ======== ======== ======== ======== ======== ========

Cumulative net liability paid as of:
  One year later               $18,209  $28,150  $47,812  $39,248  $72,518  $68,070  $77,646  $69,088 $118,959
  Two years later               39,502   67,111   78,606   97,689  125,036  125,009  135,881  161,601
  Three years later             61,709   82,354  119,211  126,723  157,181  166,623  202,374
  Four years later              71,051  106,322  140,118  151,038  186,705  194,089
  Five years later              89,864  121,615  153,606  166,893  206,336
  Six years later              101,741  127,870  161,440  180,278
  Seven years later            106,218  134,099  169,791
  Eight years later            110,338  140,720
  Nine years later             115,768

     ANALYSIS OF GROSS LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                       December 31,
                                      ---------------------------------------------
                                       1993         1994         1995         1996
                                      ------       ------       ------       ------
Liability for unpaid losses
  and LAE, gross                    $409,664     $439,790     $627,414     $623,794

Liability re-estimated as of:
  One year later                     406,641      441,891      619,376
  Two years later                    403,060      437,687
  Three years later                  399,573


Cumulative redundancy, gross         $10,091       $2,103       $8,038
                                     =======       ======       ======


Cumulative gross liability paid
  as of:
    One year later                   $88,352      $95,553     $148,241
    Two years later                  168,145      208,862
    Three years later                254,400

     In evaluating the information in the tables above, it should be noted that each column includes the effects of changes in amounts for prior periods. The tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables. In 1996, net reserve redundancy of $5,108,000 represents less than a 1% decrease in the Company's estimate of the December 31, 1995 reserve. The downward trend in net reserve redundancies since 1990 is attributable to deficiencies on reserves for accident years 1991 through 1994 and 1985 and prior years, partly offset by redundancies in reserves for accident years 1986 through 1990 and accident year 1995.

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

     The following table sets forth the principal reinsurers of the Company and reinsurance receivables with respect to paid and unpaid losses and LAE as of December 31, 1996.

                            REINSURANCE RECEIVABLES
                                 (IN THOUSANDS)

                                         Reinsurance                 Source of
Reinsurer                                Receivables      Rating      Rating
-------------                            -----------      ------      ------
Lloyd's Underwriters                        $13,982
Hannover Reinsurance Company                 12,524         A+        A.M. Best
Transatlantic Reinsurance Company             7,011         A++       A.M. Best
Unionamerica Insurance Company Limited        6,253         A-        A.M. Best
CNA Reinsurance Comapny Limited               5,932         A         A.M. Best
Terra Nova Insurance Company, Ltd. (UK)       4,956         A-        A.M. Best
TIG Reinsurance Company                       4,186         A         A.M. Best
American Re-Insurance Company                 2,921         A++       A.M. Best
Insurance Company of Hannover                 2,756         A-        A.M. Best
Axa Reassurance SA                            2,463         A+        A.M. Best
Other                                        38,191
                                          ----------
               Total                       $101,175
                                          ==========

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

                                       Registrant:  MMI Companies, Inc.


Date:    October 21, 1997                By:/s/ B. Frederick Becker
         ----------------                 -----------------------
                                          B. Frederick Becker
                                          Chairman and Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    October 21, 1997                By:/s/ B. Frederick Becker
         ----------------                 -----------------------
                                          B. Frederick Becker
                                          Chairman,  Chief Executive
                                          Officer and Director


Date:    October 21, 1997                By:/s/ Paul M. Orzech
         ----------------                 ------------------
                                          Paul M. Orzech
                                          Executive Vice President and
                                          Chief Financial Officer


Date:    October 21, 1997                By:/s/ Joseph R. Herman
         ----------------                 --------------------
                                          Joseph R. Herman
                                          Senior Vice President and Controller


Date:    October 21, 1997                By: *
         ----------------                 -------------------------
                                          Richard R. Barr
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 ----------------------
                                          George B. Caldwell
                                          Director

Date:    October 21, 1997                By: *
         ----------------                 ------------------------
                                          K. James Ehlen, M.D.
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 -----------------------
                                          F. Laird Facey, M.D.
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 ---------------------
                                          William M. Kelley
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 ---------------------
                                          Andrew D. Kennedy
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 ------------------------
                                          Timothy R. McCormick
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 ---------------------
                                          Gerald L. McManis
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 -------------------
                                          Scott S. Parker
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 --------------------
                                          Edward C. Peddie
                                          Director


Date:    October 21, 1997                By: *
         ----------------                 ---------------------
                                          Joseph D. Sargent
                                          Director


* By his signature below, B. Frederick Becker, pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission, has signed this Amendment No. 1 to Form 10-K on behalf of the above listed persons designated by asterisks, in the capacities set forth below their respective names.

Date:    October 21, 1997                By:/s/ B. Frederick Becker
         ----------------                 -------------------------
                                          B. Frederick Becker
                                          Attorney-in-fact

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

                                  EXHIBIT INDEX

3.1     Certificate Of Incorporation Of The Registrant.*****
3.2     Bylaws of the Registrant.***
4.1     Specimen stock certificate representing Common Stock.******
4.2 Rights Agreement dated as of June 14, 1997 by and between the Registrant and Chase Mellon Shareholder Services LLC, as Rights Agent.******
10.1 Amended and Restated Credit Agreement dated as of January 18, 1996 among the Registrant, Various Lenders and Bank of America National Trust and Savings Association, as Agent for the Lenders.****
10.2 Waiver of Right to Elect Director dated October 21, 1996, between the Registrant and each of Conning Insurance Capital Limited Partnership, Conning Insurance Capital International Partnership, Conning Insurance Capital Limited Partnership II and Conning Insurance Capital International Partnership II.
10.3 Agreement for the Sale and Purchase of Shares in Ludgate Insurance Company Limited dated June 30, 1992, between the Registrant and Ken Randall Associates Limited.*
10.4 Lease dated July 1, 1991, between the Registrant and MATAS Corporation for the Registrant's principal executive offices and First Amendment to Lease dated August 1, 1992.*
10.5 Second Amendment to Lease, effective January 1, 1995 between the Registrant and MATAS Corporation.***

10.6 Third Amendment to Lease, effective February 1, 1996 between the Registrant and MATAS Corporation.****

10.7 Fourth and Fifth Amendments to Lease, effective July 1996 between the Registrant and MATAS Corporation.
10.8    Incentive Stock Option Plan, effective February 28, 1986.* #
10.9 Amended and Restated Return on Equity Incentive Plan, effective January 1, 1990. #
10.10   1993 Employee Stock Plan, effective January 15, 1993.****** #
10.11 Employment Agreement, dated as of September 17, 1988 and amended as of December 1, 1992, between the Registrant and its Chief Executive Officer, Mr. B. Frederick Becker.* #
10.12 Second Amendment to Employment Agreement, dated as of April 19, 1995 between the Registrant and its Chief Executive Officer, Mr. B. Frederick Becker.**** #
10.13 Employment Agreement dated as of October 9, 1995 between the Registrant and Mr. Steve A. Schleisman. **** #
10.14 Employment Agreements dated as of April 17, 1996 between the Registrant and Ms. Anna Marie Hajek, Mr. Gerald L. McManis and Mr. Paul M. Orzech.
        ***** #
10.15 Description of Employment Arrangement between the Registrant and Mr. Steve A. Schleisman.
10.16 1993 Non-Employee Directors' Formula Stock Option Plan, effective January 15, 1993.****** #
10.17   Certificates of Insurance for Directors' Life Insurance Program.* #
10.18   Amended Board of Directors Retirement Plan, effective January 1, 1993. #
10.19 Amended 1996 Non-Employee Director Stock and Deferred Cash Compensation Plan. #
10.20 Merger Agreement and Plan of Reorganization dated as of December 30, 1993 among the Registrant, McManis Associates, Inc. and the stockholders of McManis Associates, Inc.**
10.21 Transfer and Forbearance Agreement dated as of December 30, 1993 among the Registrant and Gerald L. McManis.**
10.22 Stock Purchase Agreement dated February 2, 1995 between the Registrant and American Hospital Association Services, Inc.***
10.23 Sixth Amendment to Lease, effective March 1, 1997 between the Registrant and American National Bank and Trust Company of Chicago, not individually, but solely as trustee under a certain trust agreement dated July 30, 1985 and known as trust number 65110.******
10.24 Seventh Amendment to Lease, effective, June 12, 1997 between the Registrant and Matas Corporation.******
10.25   Retirement Equity Plan.****** #
11.1    Statement re computation of per share earnings.
13.1    MMI Companies Inc. 1996 Annual Report to Stockholders
21.1    Subsidiaries of the registrant.
23.1    Consent of Ernst & Young LLP.
24.1    Powers of Attorney.******
27.1    Financial data schedule.


* Incorporated herein by reference to Registration Statement No. 33-59464 on Form S-1.
** Incorporated herein by reference to Report on Form 10-K dated December 31, 1993, Commission File No. 1-11920.

*** Incorporated herein by reference to Report on Form 10-K dated December 31, 1994, Commission File No. 1-11920.
**** Incorporated herein by reference to Report on Form 10-K dated December 31, 1995, Commission File No. 1-11920.
***** Incorporated herein by reference to Report on Form 10-Q dated June 30, 1996, Commission File No. 1-11920. # Compensatory plans or arrangements.
****** Incorporated herein by reference to Registration Statement No. 333-32027 on Form S-4


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

                                                              YEAR ENDED DECEMBER 31,
                                               (In thousands, except per share amounts and ratios)

                                      1996        1995        1994        1993        1992        1991

                                                                                        (2)    (1)(2)(3)
PREMIUMS AND INCOME DATA:
Gross premiums written...........  $214,326    $210,752    $184,791    $ 161,421   $ 136,774   $ 130,905
Net premiums written.............   167,392     161,188     139,800      120,237     102,350     103,111
Net premiums earned..............   164,409     155,191     132,389      116,295     100,894     100,556
Consulting and fee income........    34,535      22,336      18,602        6,962       5,924       4,768
Net investment income............    44,274      39,850      29,067       29,836      28,603      25,232
Total revenues...................   243,178     218,744     177,205      154,864     142,074     144,895
Income from continuing operations    26,115      22,695      15,051       14,181       6,683      12,982
   Per share (6).................      2.42        2.34        1.72         1.90        1.01        1.90

Cash dividends per common share..       .24         .20         .16          .12         .11         .09

Weighted average number of common
   and common equivalent shares (6)  10,770       9,683       8,763        7,483       6,613       6,850

BALANCE SHEET DATA (AT END OF YEAR):
Investments......................  $788,451    $743,622    $497,679    $ 472,040    $413,522   $ 381,146
Total assets..................... 1,058,018     982,678     693,804      643,773     558,998     529,461
Loss and loss adjustment expense
       reserves..................   631,573     638,815     448,672      419,679     384,621     366,291
Long-term notes payable..........    58,000      49,000      28,000       16,000      23,000      29,000
Net unrealized gains (losses)
   on investments (3)............    12,791      18,490      (7,237)          --          --          --
Stockholders' equity (3).........   251,966     186,463     123,059      116,503      76,966      72,481
Book value per share (3).........     21.67       19.27       14.28        13.56       11.96       11.28

GAAP RATIOS (4):
Loss ratio.......................      82.9%       84.8%       85.7%        88.3%       88.4%       88.6%
Expense ratio....................      21.3        19.5        18.7         19.7        28.9        22.5

---------------------------------------------------------------------------------------------------------

Combined ratio...................     104.2%      104.3%      104.4%       108.0%      117.3%      111.1%

=========================================================================================================

(1) 1991 premium amounts exclude non-recurring premiums of $11,213,000 relating to a transaction with an affiliate.
(2) For 1992 and 1991 income from continuing operations, operating income and GAAP (generally accepted accounting principles) ratios have been significantly affected by the aforementioned affiliate transaction and by certain events relating to a special assessment by the state of Florida, option termination expense, provision for reinsurance and interest on a tax refund.
(3) The Company adopted new standards on accounting for investments in 1994 and income taxes in 1992.
(4) GAAP ratios have been derived from the financial statements of American Continental Insurance Company and Health Providers Insurance Company from the date of its acquisition in 1995 as prepared on a GAAP basis for inclusion in the Company's consolidated financial statements. Transactions and events described in Note 2 resulted in an increase in the GAAP combined ratio of 6.2 percentage points and 3.8 percentage points in 1992 and 1991, respectively.
(5) The Company entered into business combinations as described in Note 2 to the Consolidated Financial Statements and acquired McManis Associates, Inc. in December 1993.
(6) Per share data and weighted average shares are presented on a fully diluted basis.
(7) Income from continuing operations excludes amounts relating to segments that were discontinued in 1992. Losses from discontinued operations were $5,100,000 in 1996, $7,024,000 in 1992, and $1,875,000 in 1991. See Note 14
     to the Consolidated Financial Statements.

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

Consulting  and fee  income is  derived  from fixed fee  contracts  and  special projects performed on a per diem basis. The Company's consulting and fee revenues are derived from five primary products: clinical risk management consulting, strategic management consulting, employee relations consulting, third party claim administration services and physician credential verification services. Fixed fee contracts are for a specific period of time, generally one year, in which MMI provides services that are delivered over the entire contract term. Such contracts are generally associated with third party claim administration services, insured clinical risk management consulting and physician credential verification services. Ratable recognition of fixed fee contract revenue results in a matching with expenses incurred as the related expenses are principally employee costs, specifically employee compensation and benefits. Revenues from special projects are recognized as the services are rendered.

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

MMI's reinsurance treaties for hospital and physician business provide excess of loss coverage, affording MMI protection from claim severity while retaining the frequency risk. Hospital business is 100% reinsured excess of $3,000,000 per occurrence up to maximum limits of $51,000,000 subject to an $8,000,000 aggregate annual deductible. Physician business is reinsured excess of $500,000 per occurrence to a maximum of $5,000,000 per claim with a $7,000,000 annual aggregate.

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


Ernst & Young LLP

Chicago, Illinois
February 27, 1997

                                                                   Exhibit 23.1
                                                                   ------------




               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Amendment No. 1 to Annual Report (Form 10-K/A) of MMI Companies, Inc. of our report dated February 27, 1997, included in the 1996 Annual Report to Stockholders of MMI Companies, Inc.

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

We also consent to the incorporation by reference in the Registration Statement pertaining to the MMI Companies, Inc. Savings and Profit Sharing Plan (401(k)) (Form S-8 No. 33-72786), in the Registration Statement pertaining to the MMI Companies, Inc. Incentive Stock Option Plan (1986), 1993 Employee Stock Plan, and 1993 Non-employee Director's Formula Stock Option Plan (Form S-8 No. 33-81228), and in the Registration Statement pertaining to the 1995 Employee Stock Investment Plan (Form S-8 No. 33-87356), and in the related Prospectuses, of our report dated February 27, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Amendment No. 1 to Annual Report (Form 10-K/A) of MMI Companies, Inc.


                                                           ERNST & YOUNG LLP



Chicago, Illinois
October 20, 1997