Form 10-Q/A
period 1997-03-31
MMI COMPANIES INC
filed 1997-10-21
CIK 767308

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


                                        MMI Companies,Inc.
                                               (Registrant)


Date: October 20, 1997
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer


Date: October 20, 1997

                                        /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer