Form 10-Q/A
period 1997-06-30
MMI COMPANIES INC
filed 1997-10-22
CIK 767308

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


                                        MMI  Companies, Inc.
                                        (Registrant)



Date: October 20, 1997
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer

Date: October 20, 1997

                                        /s/Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer