Form 10-Q
period 1997-09-30
MMI COMPANIES INC
filed 1997-11-12
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     September 30, 1997.

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

There were 11,699,013 shares outstanding of the registrant's common stock, $0.10 par value, as of September 30, 1997.

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

EXHIBITS:

      11.   Statement Re Computation of Per
            Share Earnings.
      27.   Financial Data Schedule.
      10.10 Amended and Restated Retirement Equity Plan
      10.11 Return on Equity Incentive Plan


                MMI Companies, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                (In thousands, except per share data)

                                            September 30,    December 31,
                                               1997            1996
                                             (Unaudited)
ASSETS
   INVESTMENTS
       Short-term investments............     $34,587     $42,777
       Fixed maturities..................     691,109     727,080
       Other.............................      51,802      18,594

                                              777,498     788,451
   OTHER ASSETS
       Cash..............................       1,654       1,079
       Premium and fees receivable.......      70,886      58,611
       Reinsurance receivables...........     109,725     101,175
       Prepaid reinsurance premiums......      13,547       9,711
       Accrued investment income.........      10,549      11,116
       Cost in excess of net assets of
         purchased subsidiaries,
         less accumulated amortization...      23,141      16,244
       Furniture and equipment - at cost,
         less accumulated depreciation...      11,341       9,076
       Deferred income taxes.............      44,960      46,459
       Other.............................      20,781      16,096

                                            1,084,082  $1,058,018
LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
       Policy liabilities:
          Loss and loss adjustment expense reserves:
             Medical malpractice liability. $ 615,384   $ 620,673
             Life and health...............    10,692       7,779
             Other.........................     2,875       3,121
                                              628,951     631,573
          Unearned premium reserves........    72,441      55,679
          Future life policy benefits......     8,460       8,578
                                              709,852     695,830
       Accrued expenses and other
        liabilities........................    19,120      28,051
       Amounts due to reinsurers...........    21,294      24,171
       Long-term notes payable.............    58,000      58,000
                                              808,266     806,052
   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share:
          Authorized shares: 1997 and 1996 - 30,000
          Issued and outstanding shares:
           1997 - 11,699; 1996 - 11,625....     1,170       1,162
      Additional paid-in capital...........   136,525     135,183
      Retained earnings....................   121,528     102,830
      Unrealized gains on investments, net
         of taxes:
         1997 - $8,935; 1996 - $6,887......    16,593      12,791
                                              275,816     251,966
                                           $1,084,082  $1,058,018

               See notes to consolidated financial statements.

              MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Income
              (In thousands, except per share data)
                            Unaudited

                                  Three Months          Nine Months
                                Ended September 30,  Ended September 30,
                                1997        1996     1997        1996

REVENUES

Insurance premiums earned:
   Medical malpractice
    liability................   $38,904     $39,074  $114,789    $116,944
   Life and health...........     1,406       2,055     3,832       6,009
                                 40,310      41,129   118,621     122,953

Consulting and fee income....    13,492       9,416    38,800      25,044
Net investment income........    12,280      10,967    35,568      32,620
Net realized gains (losses)
  on investments.............       673      (1,188)    2,303        (186)
  TOTAL REVENUES.............    66,755      60,324   195,292     180,431

LOSSES AND EXPENSES

Losses and loss adjustment expenses:
   Medical malpractice
    liability................    32,555      32,743   94,649       98,182
   Life and health...........       594       1,341    2,858        3,627
                                 33,149      34,084   97,507      101,809
Insurance and administrative
   expenses..................    24,524      19,075   72,079       54,861
Interest expense.............       904         896    2,682        2,498
   TOTAL LOSSES AND EXPENSES.    58,577      54,055  172,268      159,168

   INCOME BEFORE INCOME TAXES     8,178       6,269   23,024       21,263
Income taxes.................       535          93    1,861        1,328
   NET INCOME................   $ 7,643     $ 6,176  $21,163      $19,935



Earnings per common and
   common equivalent share:

Primary......................   $   .64     $  .59    $ 1.77      $ 1.93

Fully diluted................       .64        .59      1.76        1.93

         See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity
                (In thousands, except per share data)

                                                        Unrealized    Total
                   Common Stock  Additional           Gains (Losses)  Stock-
                   Number   Par   Paid-In   Retained  on Investments  holders'
                 of Shares Value  Capital   Earnings   Net of Taxes   Equity

Balance at
December 31,1995. 9,675     $ 967  $82,645   $84,361   $18,490       $186,463

Year ended
December 31,1996:
Net income.......                             21,015                   21,015
Issuance of Common
Stock in connection
with public offering
net of expenses
of $2,866........ 1,626      163    46,162                             46,325
Issuance of Common
Stock in connection
with acquisition of
subsidiaries.....    65        7     1,284                              1,291
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of employee
stock options.....  259       25     5,092                              5,117
Change in unrealized
gains, net of taxes
of $3,070.........                                      (5,699)        (5,699)
Common cash
dividends ($.24 per
share)............                             (2,546)                 (2,546)
Balance at December
31,1996........... 11,625  1,162    135,183   102,830   12,791        251,966


Nine months ended
September 30, 1997
(unaudited):
Net income........                             21,163                  21,163
Issuance of Common
Stock in connection
with acquisition
ofsubsidiary......    105     11      2,491                             2,502
Issuance of Common
Stock in connection
with director
and employee benefit
plans and exercise of
employee stock
options...........     90      9      1,678                             1,687
Common Stock
repurchased.......   (121)    (12)   (2,827)                           (2,839)
Change in
unrealized gains,
net of taxes of
$2,048...........                                        3,802          3,802
Common cash
dividends ($.21
per share).......                               (2,465)                (2,465)
Balance at
September 30, 1997
(unaudited)......  11,699  1,170    136,525    121,528  16,593        275,816


           See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                           (In thousands)
                              Unaudited

                                                   Nine Months
                                                Ended September 30,
                                                1997         1996
OPERATING ACTIVITIES
    Net income.........................         $  21,163    $  19,935
    Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
       Increase in policy liabilities..            14,022        1,651
       Change in reinsurance balances..           (15,263)       1,044
       Increase in premiums receivable.           (11,891)     (15,183)
       Change in deferred income taxes
       and fees........................              (548)         403
       Increase in accrued investment
        income and other assets........            (3,994)      (5,121)
       Decrease in accrued expenses and
        other liabilities..............            (9,221)         (79)
       Net realized (gains) losses on
        investments....................            (2,303)         186
       Depreciation and amortization on
        investments and goodwill.......             3,184        2,568
        Net cash provided (used) by
         operating activities...........           (4,851)       5,404

INVESTING ACTIVITIES
       Net sale (purchase) of short-term
        investments.....................            9,340      (37,385)
       Purchases of available-for-sale
        investments.....................         (260,177)    (299,555)
       Sales of available-for-sale
        investments.....................          231,406      253,099
       Maturities of available-for-sale
        investments.....................           41,807       47,480
       Acquisitions of subsidiaries.....           (8,281)      (8,904)
       Furniture and equipment
        additions.......................           (5,052)      (4,164)
        Net cash provided (used) by
         investing activities...........            9,043      (49,429)

FINANCING ACTIVITIES
       Issuance of Common Stock.........            1,687       38,655
       Repurchases of Common Stock......           (2,839)           -
       Payments on notes payable........                -         (750)
       Proceeds from notes payable......                -        9,000
       Dividends........................           (2,465)      (1,849)
        Net cash provided (used) by
         financing activities...........           (3,617)      45,056

        Increase in cash................              575        1,031
 Cash at beginning of period............            1,079          439
        Cash at end of period...........        $   1,654    $   1,470

           See notes to consolidated financial statements.

               MMI Companies, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements
                        September 30, 1997

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles
  for complete financial statements.   In the opinion of
  management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results
  that may be expected for the year ending December 31, 1997.   For
  further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-k, as amended to date.


2. Acquisition of Equifax Medical Credentials Verification Services and PRM, Inc.

     Effective January 1,1997, the Company purchased substantially all of the net assets of Equifax Medical Credentials Verification
  Services (EMCVS), a unit of Atlanta-based Equifax, Inc., and acquired by merger all of the outstanding stock of Professional
  Risk Management, Inc. (PRM), a privately held California third party administrator that specializes in managing enterprise liability risk for organizations that self-insure.

     Assets acquired, liabilities assumed, and cost in excess of net assets purchased were as follows (in thousands):

     Cost in excess of net assets purchased........  $  9,177
     Cash..........................................       566
     Other assets, principally investments.........     2,570
     Other liabilities.............................      (689)
                                                     $ 11,624

     These acquisitions were accounted for as purchases, and the operations of EMCVS and PRM are included in MMI's consolidated financial statements since their dates of acquisition.


3. Accounting Change

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the
  dilutive effect of stock options will be excluded.   The impact
  is expected to result in an increase in primary earnings per share of $.01 and $.03 for the quarter ended September 30, 1997 and 1996, respectively, and for the nine months ended September 30, 1997 and 1996 of $.04 and $.08 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


4. Pending Acquisition of Unionamerica Holdings plc.

     On June 25, 1997, MMI announced the signing of an Acquisition Agreement in connection with the proposed acquisition of Unionamerica Holdings plc (Unionamerica) by MMI in a stock for stock transaction. Under the terms of the Agreement, which has been approved by the Boards of Directors of MMI and Unionamerica, MMI will take a share for share offer to acquire the whole of the issued capital of Unionamerica ("the Offer"). Under the terms of the Offer, MMI will offer to acquire each

  American Depository  Share (ADS), representing one Ordinary Share of Unionamerica, for 0.836 share of MMI Common Stock through a
  tender offer.   The offer will be made only pursuant to a tender
  offer and Prospectus at such time as a registration statement covering MMI's Common Stock is declared effective by the Securities and Exchange Commission. A Registration Statement on Form S-4 was
  filed with the Securities and Exchange Commission on July  25,
  1997 and went effective on November 5, 1997.   It is contemplated
  that the proposed acquisition will be accounted for as a pooling-of-interests for accounting purposes. Under this accounting treatment, the accounts of MMI and Unionamerica will be combined for all past and future periods after the Offer becomes or is declared unconditional in all respects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Nine Months Ended September 30, 1997 compared to Nine Months
   Ended September 30, 1996.

  Revenues.   Gross and net premiums written were relatively
unchanged for the nine months ended September 30, 1997.   Gross
written premiums were $171,491,000 compared to $170,516,000 for the 1996 period and net written premiums were $131,487,000 compared to $131,737,000 for the same periods. Net premiums earned decreased by 3.5% for the nine months to $118,621,000 from $122,953,000. For the three months ended September 30, 1997 gross premiums written increased by 4.8% to $40,994,000 from $39,108,000, net premiums written were unchanged at $31,527,000 compared to $31,512,000, and net premiums earned decreased by 2.0% to $40,310,000 from $41,129,000.

  Medical malpractice premiums earned decreased by 1.8% to $114,789,000 for the nine months ended September 30, 1997 from $116,944,000 for the 1996 period and decreased 0.4% to $38,904,000 from $39,074,000 for the three month period. The Company's quarterly written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as prior acts coverage for new insureds. The decrease in premiums written and earned for the three and nine months ended September 30, 1997 is primarily due to higher one-time premiums in the 1996. Pricing for healthcare systems has remained relatively stable and pricing for physician groups has improved modestly. The Company's pricing is heavily influenced by the loss history of the insured over time. Life and health premiums earned decreased by 36.2%, to $3,832,000 for the nine months ended September 30, 1997 from $6,009,000 for the 1996 period and decreased by 31.6% to $1,406,000 from $2,055,000 for the three month period.

  Consulting and fee income increased by 54.9% to $38,800,000 for the nine months ended September 30, 1997 from $25,044,000 for the 1996 period and increased by 43.3% to $13,492,000 from $9,416,000 for the three month period. The growth in consulting and fee income is primarily attributable to the inclusion of the results of EMCVS and PRM from their date of acquisition, January 1, 1997 and the inclusion of the results of Management Science Associates, Inc.
(MSA) from the date of its acquisition, April 1, 1996. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 24.6% for the nine months ended September 30, 1997 compared to 16.9% in 1996.

  Net investment income increased by 9.0% to $35,568,000 for the nine months ended September 30, 1997 from $32,620,000 for the 1996 period and increased by 12.0% to $12,280,000 from $10,967,000 for the three month period. The Company had net realized gains on investments of $2,303,000 for the nine months ended September 30, 1997 compared to net realized losses of $186,000 for the 1996 period. For the three month period, the Company had net realized gains of $673,000 in 1997 compared to net realized losses of $1,188,000 in 1996.

Losses and expenses. Losses and loss adjustment expenses ("LAE") decreased by 4.2% to $97,507,000 for the nine months ended
September 3, 1997 from $101,809,000 for the 1996 period and decreased by 2.7% to $33,149,000 from $34,084,000 for the three month period. Medical malpractice liability losses and LAE decreased by 3.6% to $94,649,000 for the nine months ended
September 30, 1997 from $98,182,000 for the 1996 period and decreased by 0.6% to $32,555,000 from $32,743,000 for the three month period. Losses and LAE decreased due to a decrease in premiums earned in the third quarter and nine months and a slight reduction in the property and casualty loss ratio for the nine months. The insurance group loss ratio decreased slightly to 82.2% from 82.8% for the nine months and decreased to 82.2% from 82.9% for the three month period. Life and health benefit costs decreased by $769,000 or 21.2% to $2,858,000 for the nine months ended September 30, 1997 from $3,627,000 for the 1996 period. Life and health benefit costs declined due to a decrease in premiums earned partially offset by an increase in the loss ratio to 74.5% for the nine month 1997 period compared to 60.4% for the 1996 period.

  Insurance and administrative expenses increased by 31.4% to $72,079,000 for the nine months ended September 30, 1997 from $54,861,000 for the 1996 period and increased by 28.6% to $24,524,000 from $19,075,000 for the three month period. The increase in administrative expense is attributable to increased consulting and fee income, increased commission expense due to a greater percentage of business acquired through brokers and the inclusion of the results of acquired businesses, including MSA in April 1996 and EMCVS and PRM in January 1997.

   Interest expense increased by 7.4% to $2,682,000 for the nine months ended September 30, 1997 from $2,498,000 for the 1996 period due primarily to an increase in outstanding debt. For the three month period interest expense was $904,000 in 1977 compared to $896,000 in the prior period.

  Income taxes. Income taxes were $1,861,000 for the nine months ended September 30, 1997 compared to $1,328,000 for the 1996 period and for the three month period were $535,000 in 1997 compared to $93,000 in 1996. The increase in income taxes is primarily due to realized investments gains in 1997 and realized investment losses in 1996.

  Net income. Net income increased by 6.2% to $21,163,000 for the nine months ended September 30, 1997 from $19,935,000 for the 1996 period and increased 23.8% to $7,643,000 in 1977 from $6,176,000 for the three month period.

   Net income per share. Fully diluted net income per common and common equivalent share decreased to $1.76 for the nine months ended September 30, 1997 from $1.93 for the 1996 period. Included in these amounts are $.12 in net realized gains, net of taxes, in 1997 and $.01 in net realized losses, net of taxes, in 1996. Fully diluted earnings per common and common equivalent share before realized gains, net of taxes, decreased to $1.64 for the nine months ended September 30, 1997 from $1.94 for the 1996 period. Fully diluted weighted average shares and equivalents outstanding increased primarily due to a public offering of stock by the Company in September, 1996.

  For the three month period fully diluted net income per common and common equivalent share increased to $.64 from $.59 in the prior period. This amount includes net realized gains, net of taxes, of $.04 in 1997 and net realized losses, net of taxes, of $.07 in 1996. Fully diluted earnings per common and common equivalent share before net realized gains (losses), net of taxes, decreased to $.60 from $.66 for the three month period.

Liquidity And Capital Resources

  As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the nine month periods ended September 30, 1997 and 1996 the Company received
dividends of $8,250,000 from its subsidiaries.   The Company
received management fees from its subsidiaries of $20,413,000 for the nine months ended September 30, 1997, compared to $17,400,000 in 1996.

  On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and
recoveries from reinsurers.   Funds are used to pay claims,
operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

  Cash used by operating activities was $4,851,000 for the nine months ended September 30, 1997 compared to cash provided of $5,404,000 for the nine months ended September 30, 1996. Cash from operations decreased primarily due to increased receivables during the first nine months of 1996 and a decrease in accrued expenses and other liabilities in 1997. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

Cash provided by investing activities was $9,043,000 for the nine months ended September 30, 1997 compared to cash used of $49,429,000 for the nine months ended September 30, 1996. The increase in cash provided by investing activities was primarily due to the sale of short-term investments to fund 1997 acquisitions.

  Cash used by financing activities was $3,617,000 for the nine months ended September 30, 1997 compared to cash provided of $45,056,000 for the nine months ended September 30, 1996 and is due to the repurchase of the Company's stock during the first and second quarter of 1997 and proceeds from the Company's public stock offering in September 1996.

   The Company invests in investment grade fixed income securities and preferred stocks. The carrying value of the Company's short-term, fixed maturity and preferred stock investments was $777,498,000 as of September 30, 1997 compared to $788,451,000 as of December 31, 1996. The September 30, 1997 amount includes net unrealized gains of $25,528,000 which represent the amount by which the estimated fair value of the investment portfolio exceeds
amortized cost.   Unrealized gains as of December 31, 1996 were
$19,678,000.   The increase in unrealized gains during the first
nine months of 1997 was due to a decrease in the general level of interest rates in 1997. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $34,587,000 or 4.4% of invested assets at September 30, 1997. The Company believes that all of its invested assets are readily marketable.

  Long-term debt at September 30, 1997 remained unchanged at $58,000,000 from December 31, 1996.

  Stockholders' equity was $275,816,000 as of September 30, 1997
compared to $251,966,000 as of December 31, 1996.   Dividends to
stockholders were $2,465,000 for the nine months ended September
30, 1997.

Acquisition of EMCVS and PRM

  Effective January 1, 1997 the Company purchased substantially all of the net assets of EMCVS and all of the outstanding stock of PRM. EMCVS provides credentials verification services to the healthcare industry via on-line access to a comprehensive credentials database. PRM is a third party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The combined purchase price for these two transactions, which together had total revenues in 1996 of approximately $7,000,000, was $11,624,000 including expenses.

                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

  A.Exhibits

         11.   Statement Re Computation of Per Share Earnings.
         27.   Financial Data Schedule.
         10.10 Amended and Restated Retirement Equity Plan.
         10.11 Return on Equity Incentive Plan.

  B. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MMI Companies, Inc.
                                           (Registrant)



Date: November 12, 1997                 /s/ B. Frederick Becker
                                          B. Frederick Becker
                                          Chairman and Chief
                                          Executive Officer


Date: November 12, 1997

                                        /s/ Paul M. Orzech
                                          Paul M. Orzech
                                          Executive Vice President and
                                          Chief Financial Officer