Form 10-K
period 1997-12-31
MMI COMPANIES INC
filed 1998-03-19
CIK 767308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 1997.

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $460,667,000 as of December 31, 1997. The aggregate number of the Registrant's $0.10 par value Common Stock shares outstanding on December 31, 1997 was 18,857,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II of this report. Portions of the Registrant's Proxy Statement for the 1997 annual meeting of stockholders to be held on April 16, 1998 are incorporated by reference into
Part III of this report.

                      Exhibit index is located on page 24.
                                  Page 1 of 25

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

Introduction

    MMI Companies, Inc. (together with its subsidiaries, the "Company") provides insurance products and related specialized services in two principal markets: the United States healthcare industry and international insurance and reinsurance markets.

    Domestically, the Company offers specialized medical malpractice insurance products and consulting services that are designed to assist healthcare providers manage the cost and quality of care. The Company integrates its professional liability insurance with certain of its fee-based risk management services and does not offer such insurance or that set of risk management services on a stand-alone basis. Accordingly, insurance clients are required to purchase a specific set of risk modification services consisting of consulting, education and information in order to have access to the Company's professional liability coverage. In addition, the Company offers a variety of other consulting and fee-based services to healthcare providers, including strategic and management consulting, employee relations consulting, risk management services, professional liability claims management, healthcare credentials verification services and billing, compliance and reimbursement services.

    Internationally, the Company operates as a specialty casualty and property reinsurer and insurer operating in the London-based reinsurance and insurance market (the "London Market"), primarily through its recently acquired subsidiary, Unionamerica Insurance Company Limited (together with its affiliates, "Unionamerica"). Unionamerica's core businesses are professional liability reinsurance, including malpractice reinsurance for healthcare providers, as well as lawyers and other professionals, and reinsurance and insurance for a variety of property and casualty risks. Of Unionamerica's insurance gross premiums written, approximately 74% are generated in the U.S. The percentage of business from non-U.S. sources has grown in recent years. The Company intends to continue to operate Unionamerica as a distinct business entity under its current management.

History

    The Company was formed in 1983 to write medical malpractice insurance and provide risk management services for hospitals and physicians in the United States. Since the initial public offering of its Common Stock in June 1993, the Company has, through acquisitions and internal growth, substantially increased its insurance assets and capital, the breadth of its products and services and its capacity to deliver them. The Company has acquired insurance, strategic management consulting, employee relations consulting, credentials verification services and professional liability claims management businesses and successfully integrated them into its operations. It also developed additional services to assist healthcare providers manage their business operations. In December 1997, the Company acquired Unionamerica in a stock for stock transaction.

    Unionamerica was founded in 1971. In 1993, an investor group along with senior management acquired Unionamerica from The Continental Corporation. In December 1995, Unionamerica completed an initial public offering of American Depository Shares ("ADSs"). In 1996 Unionamerica acquired interests in a Lloyd's dedicated corporate capital vehicle and a Dutch auto insurance program, and in 1997 Unionamerica acquired an interest in a Lloyd's managing agency.

Strategic Rationale for Unionamerica Acquisition

    The insurance market is undergoing consolidation and insureds and reinsureds are demanding more sophisticated products and services and seeking insurers with greater financial capacity. These market conditions favor larger, strongly capitalized companies with multiple licenses, strong distribution capacity and a full complement of insurance and value-added services.

    By acquiring Unionamerica, the Company has substantially increased its medical malpractice insurance and reinsurance premiums in the U.S., and has increased the diversity of insurance risks in its book of business. Also, the acquisition offers operations and distribution capabilities that support the Company's strategy to expand its international business.

BUSINESS SEGMENTS

    The Company's business is organized into three business segments: domestic insurance, international insurance, and consulting and fee services.

    The following tables set forth the Company's revenues and income before income taxes by segment over the past three years:

                          REVENUES BY BUSINESS SEGMENT
                                 (IN THOUSANDS)

                                                                    Year ended December 31,
                                                       ---------------------------------------------------
                                                              1997             1996              1995
                                                            --------         --------          --------
Domestic insurance segment:
   Net premiums earned...............................      $ 159,579        $ 164,409         $ 155,191
   Net investment income.............................         47,171           44,274            39,850
   Realized gains (losses) on investments............          2,418             (40)             1,367
                                                            --------         --------          --------
                                                             209,168          208,643           196,408
International insurance segment:
   Net premiums earned...............................        118,658          116,982           117,712
   Net investment income.............................         28,319           29,407            23,086
   Realized gains (losses) on investments............           (236)            (850)              325
                                                            --------         --------            ------
                                                             146,741          145,539           141,123

Consulting and fee segment...........................         51,626           34,535            22,336
                                                            --------        ---------          --------
      Total revenues.................................      $ 407,535        $ 388,717         $ 359,867
                                                           =========        =========         =========

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY LOSSES BY BUSINESS SEGMENT
                                 (IN THOUSANDS)

                                                                    Year ended December 31,
                                                       ---------------------------------------------------
                                                            1997              1996              1995
                                                          --------          --------          --------

Domestic insurance segment...........................     $ 23,530          $ 24,080          $ 23,036
International insurance segment (1)..................       16,216            28,480            17,379
Consulting and fee segment...........................        4,570             2,889             1,798
                                                          --------          --------          --------
      Income from continuing operations before
           income taxes and extraordinary losses.....     $ 44,316          $ 55,449          $ 42,213
                                                          ========          ========          ========

(1) 1997 includes expenses of $9,745,000 related to the acquisition of Unionamerica.

DOMESTIC INSURANCE SEGMENT

Business Environment

    The healthcare industry, particularly healthcare providers, constitutes the Company's target market. This market has undergone substantial structural change over the past decade and continues to evolve. Due to changes in the financing of healthcare under managed care, the healthcare delivery system has evolved to a complex structure involving numerous healthcare provider types and payment mechanisms. Healthcare providers are forming integrated delivery networks through mergers and acquisitions and contractual arrangements. These networks include healthcare systems, physician organizations, physician management companies, physician hospital organizations and individual hospitals and physicians and other specialized healthcare provider entities. In addition, healthcare is provided in numerous settings, including hospitals, clinics, outpatient facilities, physician offices, rehabilitation and long-term care facilities and the home.

    The Company believes that the healthcare business environment requires providers and networks to address related business, quality and insurance risks, and the Company has developed a comprehensive set of insurance products and consulting and fee-based services designed to assist healthcare providers address these issues. These products and services have been developed both internally and through acquisition.

Products

    The Company's insurance products include professional liability insurance for hospitals and healthcare systems, physicians and allied healthcare professionals, as well as assumed reinsurance, and life and health insurance, written principally by American Continental Insurance Company ("ACIC"), the Company's primary domestic insurance subsidiary. According to A.M. Best, the Company was the eighth largest writer of medical malpractice insurance in the United States in 1996, based on direct premiums written.

    Hospitals and Healthcare Systems. The Company writes primary, umbrella and excess liability insurance for hospitals and healthcare systems. The Company has capacity to write policy limits to $51,000,000 and obtains reinsurance for losses in excess of $3,000,000, subject to an annual aggregate reinsurance deductible of $8,000,000. The Company's liability insurance is written primarily on a claims-made basis. Pricing of healthcare system insurance is strongly influenced by the loss experience of the insured, which provides incentive for the client to adopt and adhere to sound risk management policies.

    Physicians and Allied Healthcare Professionals. The Company underwrites physician groups and physicians that are employed by or affiliated with insured hospitals or clinics, and locum tenens organizations. The Company writes both primary and excess policies primarily on a claims-made basis and has capacity to write policy limits of up to $5,000,000 per occurrence with a $7,000,000 aggregate policy limit. The Company cedes to reinsurers 100% of losses in excess of $500,000 per claim. The Company's maximum exposure on any single occurrence involving more than one insured is $750,000. Although physicians are underwritten individually by the Company, pricing for all physician group business is influenced by the experience of the insured physician group. The Company believes that this approach to pricing and the review by group members improves the physician underwriting process.

    Other. The Company provides excess of loss reinsurance for healthcare-sponsored medical malpractice insurance companies, principally single-state organizations. The Company also provides group life, stop-loss, and disability products for healthcare institutions and their employees and HMO reinsurance and healthcare provider excess insurance.

Underwriting

    The Company has a select risk underwriting philosophy and its account management team approach supports the underwriting process. Clinical risk management consultants prepare reports regarding potential new business and provide site visit reports, risk assessments and recommendations, as well as monthly statistical reports regarding risk management programs for renewal business. The Company's risk management consultants conduct a pre-acquisition process to determine the degree to which clients have processes in place to assess and manage risk. Claims managers evaluate a minimum of five years of loss history and reserve data, and underwriters require detailed historical exposure data and three years of financial information. The Company's underwriters perform a complete underwriting evaluation for every new and renewal applicant and determine premiums and coverage provisions when an insurance quotation is issued.

    For physicians affiliated with insured hospitals and healthcare systems, the underwriting process involves an evaluation of the prospective insured and a recommendation by a committee of insured physicians for underwriting consideration, in addition to an evaluation of a physician's loss history and exposure data.

Claims

    The Company's approach to claims management utilizes highly experienced multi-disciplinary teams and early clinical evaluation. The Company believes that this approach allows it to assess claims more accurately and manage them to resolution more efficiently. Clinical resource work groups are a key component of claims management for the Company. Each work group meets three times a year and includes several prominent physicians affiliated with insured healthcare institutions and the Company's Medical Director and legal, claims, risk and underwriting personnel. The work groups review and evaluate clinical, standard of care, causation and risk management issues relating to new claims.

    The Company emphasizes early evaluation and aggressive management of claims. Claims professionals are required to complete a full evaluation and reserving of claims within nine months of the filing of a claim. The claims department conducts major case reviews semi-annually for all cases reserved at or above $100,000 and for all obstetric claims. The major case review process ensures ongoing senior management involvement for all large exposure claims. The Company works closely with its defense counsel to develop case strategies and participate in litigation of claims. Claims professionals attend case conferences and trials and maintain an expert witness data bank. When necessary, medical consultants are retained to assist in defense of claims.

    The Company seeks a cooperative working relationship with client risk managers. Claims professionals are assigned responsibility for claim activity on an account basis, working closely with underwriters and risk management consultants also assigned to these accounts. Claims professionals routinely conduct phone consultations with client risk managers regarding specific cases and perform claim audits annually. This working relationship and open communication is critical for the Company to identify incidents that may result in claims and assists the Company in evaluating and responding to claims expeditiously.

Distribution

    The Company believes that a close working relationship with its healthcare industry clients is essential and consequently markets its products and services directly and through insurance brokers where such a close client relationship can be created and maintained. The Company markets nationally and has regional insurance offices in Deerfield, Illinois; Atlanta, Georgia; and San Francisco, California. The Company also has several small offices in locations where specialized services are provided to clients. The Company has insurance licenses in 50 states and the District of Columbia. In 1997, the five largest states in terms of medical malpractice direct written premium by the Company were Illinois, Florida, California, Texas and Tennessee, which together accounted for approximately 47% of the Company's medical malpractice direct written premium.

CONSULTING AND FEE SEGMENT

    The Company's consulting and fee segment consists of its clinical risk management services, which are closely linked with its domestic insurance operations, as well as management consulting, employee relations consulting, professional liability claims administration, healthcare credentials verification businesses and billing, compliance and reimbursement services.

Healthcare Risk Services Group

    The Company's Healthcare Risk Services Group provides fee-based services designed to help its customers increase revenues, reduce cost and improve the quality of healthcare provided. Since its inception in 1983, the Company has required that its insurance clients purchase certain of its risk modification programs, educational programs and information services as a condition to obtaining its insurance coverage.

    The clinical risk modification process is designed to help clients change practices in the healthcare setting that may increase professional liability risk exposure. This process includes a review of each prospective insured prior to underwriting in order to assess risk exposures and to evaluate its receptivity to the Company's risk management philosophy. Once insured, the client is provided specific services by the Company to help manage its risk exposures.

    The Company's specialized clinical risk modification programs seek to contribute to the quality of patient care by improving clinical practices, thereby reducing loss exposures and incurred losses, and improving clinical outcomes. The Company requires that healthcare systems continually review clinical practices and submit clinical indicator data monthly. These data measure the insureds' degree of compliance with the guidelines which have been developed by national work groups of physicians and other medical professionals working under the sponsorship of the Company. These data comprise a comparative database of practice and outcome indicators that has been maintained since 1985. Insured institutions must also establish procedures for internal clinical and risk management review of cases, furnish reports and make available patient records, case review summaries and other material requested to support the evaluation of their risk management activity.

    The  introduction  of  these  programs  into  the  insured's   operation  is
accomplished through a combination of consultation, education and information services.

    Consultation. The Company provides consulting services, which include clinical, operational and administration process assessments, clinical care path development, risk and quality management programming, risk management staffing and assistance with peer review processes.

    Education Programs. The Company includes education programs as a key element of its approach to risk modification. The Company provides insureds with educational opportunities including national seminars and focused topic workshops. National seminars are offered to multi-disciplinary audiences and are designed to address specific areas of risk exposure of national concern. Focused topic workshops, with limited enrollment, provide in-depth training for risk managers, healthcare executives and others within the healthcare setting on specialized areas of risk. In addition, the Company has developed and offers The Healthcare Risk Management Certificate Program, a ten-course professional development and continuing education program. The Company's education programs have been approved by several states and professional organizations for professional certification or continuing education credit.

    Information Services. Insureds receive the Company's proprietary software, which facilitates collection, analysis and reporting of incident, claim and clinical data. In addition, the Company has developed an on-line communications resource for its insureds that allows for direct interaction among all clients and from each client to the Company's staff.

Professional Liability Claims Administration

    The Company provides claims administration services designed to assist healthcare organizations manage self-insured retentions. The Company believes that in the future, consolidating healthcare organizations will have increased financial capacity and will seek to retain liability exposures through increased deductibles and self-insured retentions. This trend represents an opportunity for the Company to provide a highly specialized service to healthcare providers on an outsourced basis.

Healthcare Credentials Management Services

    Healthcare providers and managed care organizations face increased regulatory requirements to periodically review and evaluate the credentials of physicians and other healthcare professionals. The Company provides outsourced information technology-based services to these organizations that enable them to assemble credentials information in a timely and cost-efficient manner rather than through labor intensive internal processes.

Strategy Consulting Services

    The Company provides a wide variety of management consulting services, including strategy development, healthcare system integration and development, medical group practice development, managed care strategy design and implementation, hospital/physician alignment strategies and business process reengineering. These services are designed to assist healthcare clients in implementing organizational change.

Employee Relations Consulting

    The Company provides employee relations and human resource consulting services to healthcare organizations. The Company believes that human resource and compensation issues will take on increased importance as healthcare organizations continue to consolidate and evolve. Principal services provided include labor relations consulting, compensation consulting, employee opinion surveys and human resource search services.

Billing, Compliance and Reimbursement Services

    The Company provides services that help hospitals, physicians and integrated healthcare organizations capture and report accurate and timely information on patient care. These services are designed to assure healthcare providers that billing and reimbursement is appropriate for service rendered.

INTERNATIONAL INSURANCE SEGMENT

    Internationally, the Company operates as a specialty casualty and property reinsurer and insurer operating in the London-based reinsurance and insurance market (the "London Market"), primarily through its recently acquired subsidiary, Unionamerica Insurance Company Limited (together with its affiliates, "Unionamerica"). Unionamerica's core businesses are professional liability reinsurance, including malpractice reinsurance for healthcare providers, as well as lawyers and other professionals, and reinsurance and insurance for a variety of property and casualty risks.

Products

    The Company writes casualty and property reinsurance on both a treaty basis (in which the reinsurer typically agrees to reinsure all, or a specified portion, of the risks arising under a number of similar policies) and a facultative basis (in which the reinsurer agrees to reinsure all, or a portion, of the insurance provided under a single policy). The Company also writes insurance, particularly for U.S. insureds, on an excess and surplus lines basis.

    The Company writes its core casualty contracts predominantly on a claims-made basis, under which it is liable only for those claims made during the contract period (generally subject to a limited discovery period), rather than on an occurrence basis, in which the insurer is liable for losses occurring during or attributable to the contract period, no matter when reported. This approach benefits the Company by permitting a faster and more accurate evaluation of its probable ultimate losses under a contract, which the Company can utilize in negotiating the terms and pricing of similar new business and of renewal policies.

    Casualty

    The core casualty lines written by the Company are professional indemnity and single industry and/or single state third-party risks coverages. The Company writes these lines both on a treaty and a facultative reinsurance basis as well as on a primary insurance basis. The Company's focus on these lines is a natural outgrowth of its underwriting philosophy, in that these coverages are predominantly written on a claims-made basis for accounts with clearly-defined exposure parameters, which generally permit more accurate pricing than do accounts which consist of casualty exposures arising in a number of different geographic locations or across a range of industries. Casualty gross premiums written totaled $106.7 million, or 70% of international premiums in 1997.

    The Company's core casualty treaty book is the largest component of its total international book of business. The significance of the casualty treaty book has increased since the late 1970's, following the widespread establishment and growth of mutual and captive insurers which provide insurance for single state groups of doctors, lawyers and other professionals in a single industry. Such mutual and captive buyers of reinsurance have been attracted to the London Market because its underwriters have provided a flexible underwriting approach where there is homogeneity of risk.

    The largest component of the Company's casualty treaty reinsurance business is its professional indemnity line, which includes primarily, medical malpractice and hospital indemnity reinsurance business. The Company's experience and reputation in the U.S. in the general area of medical malpractice has enabled it to develop successfully similar lines of U.S. business for, among others, lawyers, architects, engineers, accountants and insurance agents as well as a few specialized sources for D&O business. The insured risks under these treaties are typically associations of small professional partnerships, many of which have memberships that are limited to a specific state or other defined geographical areas in the United States.

    In addition to its professional indemnity business, the Company writes other types of casualty business on a treaty basis. As with its professional indemnity business, the Company focuses on specific industries and, where practical, specific states or other defined geographic areas in the U.S. The largest component of this line is the Company's excess of loss reinsurance of commercial trucking risks for certain well-established primary insurers that specialize in this business. The Company also reinsures general liability business written for ski resorts and a variety of other specialty industries.

    In 1997, the main component of the Company's casualty direct and facultative business was U.S. primary casualty business underwritten on a surplus lines basis through carefully selected managing general agents. Such business consists of insurance for small commercial risks, such as restaurants, other commercial properties and small contractors, as well as a number of individual programs. Before entering into an agreement with a managing general agent, the Company carefully evaluates the ability and financial strength of the agent involved and monitors each of these arrangements closely in order to ensure that the pricing, terms and quality of the coverage written are consistent with its expectations. In addition, the Company provides motor liability insurance in Holland, underwritten on a segmented basis and which has been produced through telemarketing by a Dutch associate, Polis Direct BV.

    The Company writes a book of medical expense business obtained through a limited number of carefully selected brokers. This business has been maintained at the same level for the last three years as competition has limited favorable opportunities. As a book of business, it includes quota share, excess of loss and stop loss reinsurance provided to insurers who have written health insurance coverages as well as direct medical reimbursement insurance provided to the employees of certain specific employers. This book is written on both a reinsurance and primary insurance basis.

    Property

    The Company's property reinsurance and insurance business totaled $38.5 million, or 25% of international gross premiums written in 1997. The volume and type of property business written varies from year to year depending on the state of the market in the United States, London and elsewhere.

    The Company's property treaty book consists of catastrophe and general risk coverages. These coverages are primarily written on an excess of loss basis, although some proportional treaties are also written where historical results and the quality of information provided by the reinsured justify doing so. This book covers both U.S. and international business. This book consists of approximately half each of U.S. exposures and international exposures, which are predominately in the U.K. and Northern Europe and Japan (excluding earthquake). In its underwriting, the Company seeks to limit its maximum exposure to any catastrophe in defined geographic areas of the United States and specific catastrophe regions elsewhere.

    The total amount of U.S. catastrophe coverage written by the Company has been constrained by management's unwillingness to increase aggregate gross exposure and thereby either become too reliant on purchasing reinsurance, which is still relatively expensive for a London Market reinsurer buying reinsurance protection, or to risk too high a proportion of the Company's capital. As regards international property treaty, specific major zones each with their own maximum aggregate exposure are: UK and Europe windstorm area; Japanese windstorm area; Italy; Africa; Australia and the Far East (excluding Japan). Apart from certain "frequency of loss" reinsurance, the reinsurance program for catastrophes only applies to the U.S.

    Property direct and facultative business comprises individual non-marine property and automobile physical damage risks, mainly written on an excess and surplus lines basis through selected managing general agents. The vast majority of this business originates from North America.

    Lloyds

    The Company's majority investment in Jago Capital Limited ("JCL"), which provided 4.1% of capacity for Lloyd's Non-Marine Syndicate 205, produced gross premiums written of $6.8 million in 1997. JCL's share of Syndicate 205's 1998 capacity has been increased to approximately 16%.

Distribution

    The Company generally writes its business in the London Market. Treaty and facultative reinsurance business originating in the United States is typically placed for an insured or reinsured by one or more U.S. reinsurance intermediaries or brokers and then through a London Market broker to the Company. Direct insurance business is also generally placed by London Market brokers, who in turn have received the business directly from a U.S. broker. Non-United States business is also generally placed by local country brokers through London Market brokers to the Company. Recently, a small percentage of European business has been placed with the Company directly by European brokers. In addition, the Company now provides motor liability insurance in Holland which has been produced through telemarketing by a Dutch associate, Polis Direct BV.

    The Company devotes considerable effort to maintaining and enhancing its relationships with key London Market and United States brokers, and management considers relationships with such brokers to be strong. Relationships with United States brokers are important because certain U.S. brokers control the placement of material amounts of business in the London Market in the Company's specialty casualty lines. Further, U.S. brokers frequently work with multiple London Market brokers and can influence the ultimate placement of business. As regards U.S. excess of loss business placed by London Market brokers, total commissions received by the U.S. and London brokers together are generally about 15%. Total commissions for direct and facultative business are up to 25% of gross premiums and those for primary business are up to 30% of gross premiums.

Underwriting

    The Company believes that its core professional indemnity and single industry and/or single state risks businesses require a high level of technical underwriting skills and judgment in order to price risks appropriately. Members of the Company's underwriting team have an average of 14 years experience as underwriters with the Company. Before joining the Company, most of them were London Market brokers, an experience that has given them an understanding of the business acquisition process from both the broker's and the underwriter's perspective.

    A key element of the Company's strategy is its ability, primarily as a result of the length of service and reputation of its underwriting team in the London Market, to be one of a limited number of reinsurers involved in the negotiation of the terms and pricing of nearly all of the specialty casualty business in which it participates (thereby functioning, in London Market terminology, as a "lead"). Such involvement allows the Company to gain the most advantage from its underwriting expertise. As a result, the Company is presented with opportunities to participate in a high percentage of the reinsurance programs in its specialized lines of business which are brought to the London Market. In addition, the Company also has the opportunity to subscribe for a larger percentage of each of such risks than reinsurers without such expertise.

    The Company's underwriting philosophy stresses the underwriting of exposures within clearly defined parameters which permit the thorough analysis and appropriate pricing of each individual account. One way in which the Company limits the parameters of the casualty risks it underwrites in any individual account is by focusing on the underwriting of risks arising in a defined geographic area, such as a single state. Although many of its risks are underwritten on this basis, the Company also seeks to spread its risk through diversifying its portfolio by underwriting individual accounts in different geographic areas.

    The Company generally seeks to write the lower or middle layers of excess of loss reinsurance coverage, which have historically demonstrated more predictable loss experience and therefore permit more accurate pricing. Higher layers have historically been less predictable because the frequency of claims is lower and because it takes longer before reinsurers writing such layers become aware of losses. In addition, management believes that these lower or middle layers tend to receive a greater portion of the premium in relation to the risk assumed. In its direct casualty insurance business, the Company generally emphasizes the writing of coverage above a significant self-retention by the insured party. The Company also generally seeks to write business in an amount not exceeding two or three times the attachment point, since management believes that larger multiples are less predictable and in many cases do not provide sufficient extra premium for the greater exposure. To increase further its ability to assess its risk, the Company focuses on casualty coverages which can be written on a claims-made basis rather than on a loss occurrence basis.


Claims

    In accordance with standard London Market contract conditions, the majority of claims are made on the Company through the London Market broker that placed the business. The London Market broker acts as custodian of the claims files and notifies the Company, and other participants, of claims that have been filed, either by way of electronic loss advice or by direct visit to the Company's claims department. In the London Market, it is standard practice for the lead underwriter on a particular risk to advise the other underwriters on the handling of the claim, including whether to pursue settlement negotiations or litigation. However, each following reinsurer retains the right to reject such advice and pursue alternative approaches.

RATINGS

    The Company's ratings as of December 31, 1997 by various agencies are summarized below:

    Capital Securities rating:
        Moody's Investors Service.......................    a3
        Standard & Poor's...............................    BBB+

    A.M. Best rating:
        ACIC............................................    A
        Unionamerica....................................    A-

    S&P Claims paying ability (Unionamerica).               A

RESERVES

    The Company establishes balance sheet reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates include two components: case reserves and non-case reserves. Case reserves are estimates of future losses and loss adjustment expenses (LAE) for reported claims. Non-case reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) actuarially estimated ultimate incurred losses. Ultimate incurred losses are an actuarially determined estimate of total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims including amounts already paid.

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

    The following table presents the development of balance sheet reserve liability for property and casualty reserves net of reinsurance for the calendar years 1988 through 1997. The amounts shown for each year on the top line of the table represent the Company's estimate of its liability for future payments of losses and LAE as of the balance sheet date as originally reported. The liability for unpaid losses and LAE as originally reported is presented net of reinsurance receivables relating to unpaid losses. The upper portion of the table represents a re-estimate of the original balance sheet liability at the end of each succeeding period, followed by a line indicating the change from the original estimate to the most current re-estimate. The lower portion of the table represents the cumulative amount of the original liability that has been paid in the succeeding years.


                           ANALYSIS OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                                     (IN THOUSANDS)

                                                                       December 31,
                        -------------------------------------------------------------------------------------------------------
                        1988       1989       1990       1991       1992       1993       1994       1995       1996       1997
                        ----       ----       ----       ----       ----       ----       ----       ----       ----       ----
Liability for unpaid
  losses and LAE, gross                                                    1,008,114    993,957  1,182,431  1,141,697  1,115,342
Deduct reinsurance
  receivables                                                                310,190    292,751    263,934    241,270    263,401
                                                                             -------   --------   --------   --------   --------

Liability for unpaid
  losses and LAE, net 444,918    511,451    547,993    616,003    644,881    697,924    701,206    918,497    900,427    851,941

Liability
re-estimated
  as of:
One year later        453,489    528,216    541,904    616,880    645,937    695,113    699,294    908,855    886,742
Two years later       444,664    524,397    552,882    606,952    641,382    694,590    693,639    897,436
Three years later     444,232    511,236    538,867    591,608    634,813    680,453    658,184
Four years later      431,272    499,258    524,345    593,996    614,590    645,797
Five years later      420,073    494,777    524,664    576,630    586,693
Six years later       419,318    501,074    515,775    562,064
Seven years later     428,468    497,157    502,340
Eight years later     427,747    487,165
Nine years later      426,434
                      -------    -------    -------    -------    -------    -------   --------   --------   --------

Cumulative redundancy
  (deficiency), net    18,484     24,286     45,653     53,939     58,188     52,127     43,022     21,061     13,685

Cumulative net
liability
paid as of:
One year later         66,567    106,555    103,849    145,215    123,719    176,319    162,844    204,693    228,561
Two years later       150,239    167,806    201,336    235,776    251,331    309,933    320,828    385,497
Three years later     189,183    257,924    264,043    323,344    349,441    427,157    356,676
Four years later      255,108    305,337    331,625    394,961    416,852    428,801
Five years later      291,783    352,998    381,599    445,555    412,083
Six years later       326,195    386,223    418,146    424,741
Seven years later     353,831    413,270    394,665
Eight years later     377,273    390,466
Nine years later      360,398




     ANALYSIS OF GROSS LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                   December 31,
                                -------------------------------------------------
                                1993       1994       1995       1996       1997
                                ----       ----       ----       ----       ----


Liability for unpaid
losses and LAE, gross       1,008,114    993,957  1,182,431  1,141,697  1,115,342

Liability
re-estimated as of:
   One year later             994,427  1,030,558  1,163,423  1,130,976
   Two years later          1,034,565  1,015,670  1,148,545
   Three years later        1,019,160    972,955
   Four years later           979,057


Cumulative
redundancy, gross              29,057     21,002     33,886     10,721

Cumulative gross
liability paid
   as of:
   One year later             212,816    210,685    256,518    268,771
   Two years later            390,049    411,583    463,042
   Three years later          549,149    458,046
   Four years later           556,409


    In evaluating the information in the tables above, it should be noted that each column includes the effects of changes in amounts for prior periods. The tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables. In 1997, net reserve redundancy of $13,685,000 represents a 1.5% decrease in the Company's estimate of the December 31, 1996 reserve. See Note 7 to the Consolidated Financial Statements for additional information on incurred and paid losses and LAE.

    The following table presents a reconciliation of reserves of the Company's property and casualty operations in accordance with statutory accounting practices ("SAP") with reserves reflected in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1997.

                RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES
                                 (IN THOUSANDS)
                                                               DECEMBER 31, 1997
                                                               -----------------

    Liability for losses and LAE on a SAP basis................      $ 494,513
    Add:
     Unionamerica..............................................        329,160
     Other.....................................................         28,268
                                                                     ---------

    Liability for losses and LAE on a GAAP basis (net of
     reinsurance receivables of $ 263,401 )....................      $ 851,941
                                                                     =========

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

    Domestic Insurance Operations

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

    The Company's Vetting Committee evaluates the credit risk associated with every reinsurer and reports its findings to the Audit Committee of the Board of Directors. The Board of Directors has substantially increased the Company's creditworthiness standards for reinsurers over the past several years. For new reinsurers, the standards require minimum capital and surplus of $125,000,000 or one of the following ratings: at least A- or better from A.M. Best, Claims Paying Ability rating from Standard & Poor's of at least A or a S&P Insurance Solvency International rating of at least A.

    International Insurance Operations

    In 1997 and 1998 to date, the Company has limited its maximum exposure to any one casualty loss (after the benefit of any automatic or individual facultative reinsurance but before the benefit of treaty reinsurance) in respect of any single casualty reinsurance or insurance cedant by line of business to $2,000,000. In addition, the Company purchases treaty reinsurance in order to reduce its exposure both to individual insured losses and to multiple insured losses arising out of one loss event. The reinsurance program currently purchased provides a maximum of $9,625,000 of coverage exceeding a $375,000 retention by the Company for each insured loss or loss event. This program is purchased in several layers, with such layers having varied maximum recoverable provisions.

    In its property business, the Company seeks to limit its maximum exposure before reinsurance both on any one risk and in any one geographic region. In 1996, the maximum gross exposure (except for trucking terminal automobile fire theft and collision ("FTC") business) on any one direct or facultative property risk is limited to $500,000. In the case of trucking terminal FTC business, the maximum gross exposure for any one terminal is $1,000,000.

    The Company purchases catastrophe reinsurance protecting its U.S. direct and facultative property binding authority account. For 1997 and 1998, the Company purchased two layers of coverage, collectively totaling a maximum of $3,000,000 of protection in excess of a $1,000,000 retention by the Company on an each loss basis, with each layer having one reinstatement. Within this band of coverage, the Company retains net an amount of $150,000 in co-reinsurance.

    In addition, the Company also purchases catastrophe reinsurance protecting its entire U.S. property account (including property treaty as well as direct and facultative business). For 1997, the Company purchased such catastrophe coverage in several layers, collectively totaling a maximum of $8,300,000 of protection in excess of a retention of $1,500,000 on an each loss basis. Within this band of coverage the Company retains net an amount of $340,000 in co-reinsurance. Each such layer purchased permits a maximum of one reinstatement. Furthermore, the Company protects itself against frequency of catastrophe loss by buying additional coverage against the possibility of it experiencing a number of losses retained under its $1,500,000 retention under the Company's principal catastrophe reinsurance coverage described above. This "frequency of loss" coverage provides the Company with: (a) $500,000 of coverage above a $500,000 retention on each loss, but only after an aggregate of $750,000 in losses to the layer between $500,000 and $1,000,000 have been borne by the Company; and (b) $1,000,000 of coverage above a $1,000,000 retention on each loss, but only after an aggregate of $1,500,000 in losses to the layer between $1,000,000 and $2,000,000 have been borne by the Company. The only change to the above for 1998 relates to the "frequency of loss" coverage. The aggregate amount to be borne by the Company under (a) has been amended from $750,000 to $625,000 in losses to the layer between $500,000 and $1,000,000. Likewise under (b) the aggregate amount to be borne by the Company has been amended from $1,500,000 to $1,000,000 in losses to the layer between $1,000,000 and $2,000,000. Each of the "frequency of loss" protections has one reinstatement.

    The Company estimates that its maximum gross exposure in respect of all of its property coverages with respect to a catastrophe in any one of four U.S. geographic regions (Northeast, Southeast, West Coast and Mid-West) is approximately $22,000,000 before reinsurance, reinstatement premiums and tax benefits, which management believes the Company would not experience except in connection with a catastrophe producing total insured losses in excess of those produced by Hurricane Andrew (which produced the largest insured loss in history). Therefore, the Company estimates that its maximum net exposure to any such catastrophe would be significantly less than $22,000,000, since it would have $10,800,000 in catastrophe reinsurance recoverables, in addition to any reinstatement premiums. The Company would also receive tax benefits to it arising from the loss. The Company's estimate of its maximum gross exposure to a catastrophe in respect of all its U.S. property coverages was derived by adding together three components: (a) the total limits exposed in its catastrophe treaty business, subject to an adjustment to take account of nationwide treaty accounts; (b) for property non-catastrophe treaty business, a conservative proportion, based on the Company's experience, of the total limits exposed; and
(c) for direct and facultative business, an amount representing the largest exposure by geographic region, taking into account likely loss based on prevailing type of property construction and spread of risk. International, non-U.S. property risk is managed by using carefully controlled aggregate exposure limits for each designated geographical zone. The maximum aggregate exposure is monitored carefully to ensure that, despite its minimal reinsurance protection, it will not yield a catastrophe loss of more than $10,500,000. The Company would however receive the tax benefits arising from such a loss.

    The following table sets forth ceded premiums for the year ended December 31, 1997 to principal reinsurers and retrocessionaires participating in the Company's reinsurance and retrocession program:


                                 CEDED PREMIUMS
                                 (IN THOUSANDS)

                                              Ceded
Reinsurer or retrocessionaire                Premiums       Rating    Source of Rating
-----------------------------                ---------      ------    ----------------
Hannover Reinsurance Company                 $ 10,301         A+      A.M. Best Company
Lloyd's Underwriters                           10,110         A              "
Sun Life Assurance Company of Canada            4,830         A++            "
CNA Reinsurance Company Limited                 3,461         A              "
American Reinsurance Company                    2,437         A+             "
Other                                          43,345
                                             ---------
Total                                        $ 74,484
                                             =========


    The following table sets forth the Company's principal reinsurers and retrocessionaires and reinsurance receivables with respect to paid and unpaid losses and LAE as of December 31, 1997.

                             REINSURANCE RECEIVABLES
                                 (IN THOUSANDS)

                                                              Reinsurance
Reinsurer or retrocessionaire                                 Receivables        Rating        Source of Rating
-----------------------------                                ------------        ------        ----------------
Lloyd's Underwriters                                         $     51,082         A            A.M. Best Company
Hannover Reinsurance Company                                       29,630         A+                   "
CIGNA Reinsurance Company                                          21,439         B+                   "
National Reinsurance Company                                       18,920         A+                   "
Munich Reinsurance Company                                         16,597         A++                  "
Other                                                             162,409
                                                             ------------
Total                                                        $    300,077
                                                             ============

INVESTMENTS

    The Company invests principally in investment grade fixed income securities and preferred stocks. The Investment Committee of the Company's Board of Directors meets quarterly with management to set investment policy and review performance of internal and external investment managers. The Company's Board of Directors approves investment policy which currently authorizes a maximum average effective duration of six years. The Company's investment managers select specific bond issues within these guidelines. The investment policy limits holdings in private placements, common stocks, preferred stocks and international stocks and bonds, cumulatively, to 5% of invested assets.

    In general, the investment policy of the Company is to maximize after-tax total return, subject to constraints on investment quality, maturity and
liquidity.   The  Company's  investment  policy  establishes  a  range  for  the appropriate allocation among asset classes. The precise allocation varies depending on an evaluation of the economic environment and on the Company's tax position. As of December 31, 1997, the securities in the Company's fixed income portfolio had an average rating of Aa as rated by Moody's Investors Services, Inc. ("Moody's"). Standard & Poor's Corporation ("S&P"), Duff & Phelps Inc. ("D&P") or Fitch Investors Service Inc. ("Fitch") ratings are used for securities not rated by Moody's.

    All fixed maturity and preferred stock securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders' equity, and have no effect on net income.

    The  Company's  investment  policy  emphasizes  quality and  liquidity.  The
Company's current investment objective is to maximize current yield while preserving principal and maintaining liquidity. At December 31, 1997,

70% of the Company's $1.14 billion fixed maturity investment portfolio was invested in bonds rated "A" or higher by S&P or Moody's or issued by governmental bodies or agencies, and 68% was invested in bonds rated "AA" or higher or issued by such bodies or agencies. The Company's policy continues to be to attempt to match the durations and currency mix of its investments as closely as possible with those of its obligations. See Note 4 to the Consolidated Financial Statements.

COMPETITION

    The Company competes with monoline medical malpractice insurance companies, specialty reinsurers, large multi-line property and casualty insurers and reinsurers and providers of risk management and consulting services. The insurance and reinsurance businesses are highly competitive and in a prolonged soft market due in part to the level of capital available in the industry. Many of the Company's competitors have substantially greater financial resources than the Company and there are many companies that provide risk management and other services that the Company provides. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility or higher quality service. However, the Company believes that its particular combination of insurance and reinsurance, risk management services involving clinical risk management, consulting services, direct access to the client organization, experienced staff and long-term relationships with its clients provide it with a competitive advantage in its chosen markets.

REGULATION

Domestic Insurance Operations

    The Company's domestic insurance subsidiaries (ACIC, Health Providers Insurance Company and American Continental Life Insurance Company, collectively, the "Domestic Insurance Subsidiaries") are subject to the insurance laws and regulations in each state in which they are licensed to do business, and their states of domicile which include Missouri and Illinois. Each of the states in which the Company's Domestic Insurance Subsidiaries are licensed has the duty and obligation to impose premium taxes and other fees and to regulate rates, financial data and major business transactions. Also, the subsidiaries must pass certain solvency tests and meet minimum capital and surplus requirements in each jurisdiction where they are licensed. Statutory financial statements must be filed on a quarterly basis and insurance reserves must be certified by an actuary on an annual basis. The Domestic Insurance Subsidiaries are regulated with regard to the amount of insurance they may write based upon the amount of their respective surpluses.

    As part of a holding company system, the Domestic Insurance Subsidiaries are subject to the reporting requirements of their respective states, which require them to file an annual Holding Company System Registration Statement (Form B). Form B is required by Missouri, Illinois and several other jurisdictions where the Insurance Subsidiaries are licensed. Form B must include relevant information concerning the history, capital structure and significant transactions of each of the Insurance Subsidiaries, their parent and affiliates. Pertinent biographical information regarding each director and officer must also be provided. Transfers of assets and significant transactions between the Company's subsidiaries within the holding company system also require regulatory approval.

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

    The Domestic Insurance Subsidiaries are required to participate in the guaranty funds of states in which they are licensed to do business. Assessments are made by the states to pay amounts to policyholders who were insured by companies which have become insolvent and are placed into liquidation either voluntarily or involuntarily by the insurance commissioner. These assessments vary from state to state and are dependent upon the amount of the insolvencies in each state during a given year.

    The Missouri and Illinois insurance laws and regulations impose restrictions on the amount of dividends that may be paid to stockholders by insurance companies domiciled in the respective states without prior approval of the Director of Insurance of such states. Collectively in 1997, dividend payments by the Domestic Insurance Subsidiaries to the Company without prior regulatory approval may not exceed $31,000,000.

    The Missouri and Illinois insurance laws and regulations impose a risk-based minimum surplus requirement for insurance companies that attempts to measure statutory capital and surplus needs based on the risks in a company's insurance business and investment portfolio. As of December 31, 1997, the surplus of each of the Domestic Insurance Subsidiaries exceeded their respective risk-based capital requirement under the standards.

    The National Association of Insurance Commissioners ("NAIC") annually calculates a number of financial ratios to assist regulators in monitoring the financial condition of insurance companies. In 1997, the ratios for ACIC, the Company's principal domestic insurance subsidiary fell within the "normal" range for ten of the eleven ratios. ACIC's result for the change in surplus test fell outside the normal range due to the elimination of loss reserve discounting in 1997.

International Insurance Operations

    Authorization To Transact Business. Except as permitted under European Community law, no person may carry on an insurance business in the United Kingdom (U.K.) unless authorized to do so under the Insurance Companies Act 1982, as amended from time to time (the "1982 Act"). Authorization is obtained from HM Treasury Insurance Directorate ("HMTID"). The HMTID, in deciding whether to grant authorization, has broad discretion to act in the public interest and is required to determine whether the applicant is a fit and proper entity to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise and whether the criteria of sound and prudent management will be fulfilled with respect to the applicant. In connection with a company's authorization, the HMTID may impose such conditions as it sees fit relating to the operation of the Company and the writing of insurance business. These are specific to each insurance company and are set out in a "Notice of Requirements." In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 as amended from time to time (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors.

    Excess and Surplus Lines Insurance in the United States (U.S.). Unionamerica is an approved or eligible excess and surplus lines insurer in 47 states, as well as in the District of Colombia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In order to maintain such approvals and eligibilities Unionamerica has established a U.S. trust fund for the benefit of U.S. surplus lines policyholders.

    Reinsurance Business in the United States. To date, Unionamerica has been granted trusteed or accredited reinsurer status in 46 U.S. States and the District of Colombia. Accreditation makes it more convenient for U.S. reinsureds to do business with Unionamerica, since it allows reinsureds to take credit for the reinsurance in their statutory financial statements without withholding funds or requiring Unionamerica to provide letters of credit. The Company has obtained such status in most of the states in which its significant U.S. reinsureds are organized and is continuing to seek such a status in all other U.S. jurisdictions in which the law would permit accreditation of Unionamerica. Management believes that accreditation provides a marketing advantage with U.S. clients by emphasizing Unionamerica's commitment to the U.S. market and by enhancing Unionamerica's reputation for financial stability. As of December 31, 1997, Unionamerica's U.S. Reinsurance Trust for the benefit of its U.S. cedants is funded with trusteed assets plus accrued interest of $251.9 million. In addition, as of December 31, 1997, the Unionamerica provided letters of credit totaling $80.6 million to U.S. cedants on business not currently covered by the Trust.

United Kingdom Tax Treatment

    Unionamerica is resident in the United Kingdom for the purposes of United Kingdom taxation and is subject to United Kingdom corporation tax on its profits. Advance corporation tax ("ACT") is payable in respect of dividends and other distributions made by Unionamerica. ACT which is paid by Unionamerica on dividends and other distributions may, in certain circumstances and subject to certain limits and restrictions, be offset against its liability for United Kingdom corporation tax. See Note 5 to Consolidated Financial Statements.

EMPLOYEES

    As of December 31, 1997, the Company employed approximately 800 persons. None of its employees are represented by a labor union, and the Company believes that its employee relations are excellent.

ITEM 2.  PROPERTIES
-------------------

     The Company leases approximately 244,000 square feet of office space throughout the United States ("U.S.") and three suites in the London Underwriting Centre in the United Kingdom ("U.K."). The Company's major leasehold obligation relates to its corporate office located in Deerfield, Illinois. The Deerfield, Illinois office space consists of 135,000 square feet. The lease is for a term of fifteen years beginning July 1, 1991. The Company has the right to terminate this lease in the tenth and eleventh years of the lease under certain circumstances. In 2001, the Company has the option of renting an additional 52,000 square feet. The Company's principal regional and subsidiary offices are in Atlanta, Georgia; San Francisco and San Diego, California; Independence, Missouri; and Washington, D.C.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    The Company is subject to litigation and arbitration in the normal course of its business. The Company does not believe that any pending litigation or arbitration will have a material adverse effect on its consolidated financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    The Company held a Special Meeting of Stockholders on December 5, 1997 to approve a) the issuance of up to 7,685,336 shares of Common Stock in connection with the acquisition of Unionamerica Holdings plc and b) the adoption of an amendment to the Company's 1993 Employee Stock Plan to increase, in connection with the acquisition, the number of shares of Common Stock reserved for issuance under the plan by 570,845 shares. At the meeting, 8,613,080 votes were cast in favor of the proposal, 19,760 votes were cast against the proposal, and there were 7,717 abstentions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MMI". There were 521 holders of record as of December 31, 1997. The following table sets forth the quarterly high and low daily closing prices during 1997 and 1996.

                                                          High        Low
                                                          ----        ---
1997
----
     First Quarter                                     $  32 1/8    $ 22 3/4
     Second Quarter                                       27 1/2      21
     Third Quarter                                        27 11/16    24 5/8
     Fourth Quarter                                       26 15/16    23 3/4

1996
     First Quarter                                     $  30 1/4    $ 22
     Second Quarter                                       31 1/4      26 3/4
     Third Quarter                                        33 1/4      30 1/8
     Fourth Quarter                                       32 1/4      28 1/2

     On December 31, 1997 the closing price of the Company's Common Stock was $25 1/8 per share.

     In 1997, the Company declared quarterly dividends of $0.07 per share, compared to quarterly dividends of $0.06 per share in 1996. See Notes 6 and 8 to the Consolidated Financial Statements for a description of restrictions on the ability of the registrant's subsidiaries to transfer funds to the registrant in the form of dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Selected Consolidated Financial Data on page 13 of the MMI Companies, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference and is filed in electronic format as Exhibit 13.1.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 19 of the MMI Companies, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference and is filed in electronic format as Exhibit 13.2.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements and Notes thereto and Report of Independent Auditors on pages 20 through 38 of the MMI Companies, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference and is filed in electronic format as Exhibit 13.3.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The  "Election of  Directors",  "Executive  Officers" and  "Compliance  with
Section 16(a) of the Exchange Act" sections on pages 1 through 3 and pages 4 through 5 and page 7 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held on April 16, 1998, are included by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The  "Executive   Compensation"  section  on  pages  7  through  15  of  the
Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 16, 1998, is included herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The "Security Ownership of Certain Beneficial Owners and Management" section on pages 5 through 6 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 16, 1998, is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" sections on pages 6 and 7 and 12 and 13 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 16, 1998, are included herein by reference.

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

         2. Financial statement schedules. An index to financial statement schedules is on page 23.

         3. Exhibits. An index to exhibits to this report is on page 24.

     b. Reports on Form 8-K.

On December 23, 1997, the Company filed a Current Report on Form 8-K relating to the completion of private placement of $125 million in Capital Securities.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Registrant:  MMI Companies, Inc.



Date:    March 18, 1998                 /s/ B. Frederick Becker
                                        ------------------------
                                        B. Frederick Becker
                                        Chairman and Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 18, 1998                 /s/ B. Frederick Becker
                                        ------------------------
                                        B. Frederick Becker
                                        Chairman and Chief Executive Officer
                                        Officer and Director


Date:    March 18, 1998                 /s/ Paul M. Orzech
                                        -------------------
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer


Date:    March 18, 1998                 /s/ Joseph R. Herman
                                        ---------------------
                                        Joseph R. Herman
                                        Senior Vice President and Controller


Date:    March 18, 1998                 /s/ Richard R. Barr
                                        --------------------
                                        Richard R. Barr
                                        Director


Date:    March 18, 1998                 /s/ George B. Caldwell
                                        -----------------------
                                        George B. Caldwell
                                        Director


Date:    March 18, 1998                 /s/ K. James Ehlen, M.D.
                                        -------------------------
                                        K. James Ehlen, M.D.
                                        Chairman and Chief Executive Officer



Date:    March 18, 1998                 /s/ F. Laird Facey, M.D.
                                        -------------------------
                                        F. Laird Facey, M.D.
                                        Director

Date:    March 18, 1998                 /s/ Alan C. Guy
                                        ----------------
                                        Alan C. Guy
                                        Director


Date:    March 18, 1998                 /s/ William M. Kelley
                                        ----------------------
                                        William M. Kelley
                                        Director


Date:    March 18, 1998                 /s/ Andrew D. Kennedy
                                        ----------------------
                                        Andrew D. Kennedy
                                        Director

Date:    March 18, 1998                 /s/ Timothy R. McCormick
                                        -------------------------
                                        Timothy R. McCormick
                                        Director

Date:    March 18, 1998                 /s/ Gerald L. McManis
                                        ----------------------
                                        Gerald L. McManis
                                        Director

Date:    March 18, 1998                 /s/ Scott S. Parker
                                        --------------------
                                        Scott S. Parker
                                        Director

Date:    March 18, 1998                 /s/ Edward C. Peddie
                                        ---------------------
                                        Edward C. Peddie
                                        Director

Date:    March 18, 1998                 /s/ Joseph D. Sargent
                                        ----------------------
                                        Joseph D. Sargent
                                        Director

Date:    March 18, 1998                 /s/ Ian G. Sinclair
                                        --------------------
                                        Ian G. Sinclair
                                        Director

Date:    March 18, 1998                 /s/ Robert A. Spass
                                        --------------------
                                        Robert A. Spass
                                        Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----

II.  Condensed Financial Information of Registrant
          Condensed Balance Sheets..................................       S-1
          Condensed Statements of Income............................       S-2
          Condensed Statements of Cash Flows........................       S-3
III. Supplementary Insurance Information............................       S-4
IV.  Reinsurance....................................................       S-5
V.   Valuation and Qualifying Accounts..............................       S-6
VI.  Supplementary Property/Casualty Insurance Information..........       S-7



Schedule I has been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto.

                                  EXHIBIT INDEX

3.1     Certificate Of Incorporation of The Registrant. (6)
3.2     Bylaws of the Registrant. (3)
4.1     Specimen stock certificate representing Common Stock. (7)
4.2 Rights Agreement dated as of June 14, 1997 by and between the Registrant and Chase Mellon Shareholder Services LLC, as Rights Agent. (7)
4.3 Deposit Agreement, dated as of December 1, 1995, among the Company, Morgan Guaranty Trust Company of New York, as Depositary, and the holders from time to time of the American Depositary Receipts, as supplemented by a Supplemental Agreement dated as of February 14, 1996 to the Deposit agreement dated as of December 1, 1995. (9)
4.4     Form of  American  Depositary  Receipt  evidencing  American  Depositary
        Shares. (8)
10.1 Credit Agreement dated as of February 20, 1998 among the Registrant, Various Lenders and Bank of America National Trust and Savings Association, as Agent for the Lenders.
10.2 Indenture dated December 23, 1997 relating to Junior Subordinated Debentures. (11)
10.3 Amended and Restated Declaration of Trust of MMI Capital Trust I dated December 23, 1997. (11)
10.4 Form of Exchange Guarantee of the Company dated December 23, 1997, relating to the Exchange Capital Securities. (11) 10.5 Registration Rights Agreement dated December 23, 1997. (11)
10.6 Waiver of Right to Elect Director dated October 21, 1996, between the Registrant and each of Conning Insurance Capital Limited Partnership, Conning Insurance Capital International Partnership, Conning Insurance Capital Limited Partnership II and Conning Insurance Capital International Partnership (5)
10.7 Lease dated July 1, 1991, between the Registrant and MATAS Corporation for the Registrant's principal executive offices and First through Seventh Amendments to Lease, various dates (1)(3)(4)(5)(7)
10.8 Amended and Restated Return on Equity Incentive Plan, effective January 1, 1990. (5) #
10.9    Amended 1993 Employee Stock Plan, effective January 15, 1993.(10) #
10.10   Retirement Equity Plan.(7) #
10.11 1993 Non-Employee Directors' Formula Stock Option Plan, effective January 15, 1993. #
10.12   Certificates of Insurance for Directors' Life Insurance Program.(1) #
10.13   Amended Board of Directors Retirement Plan, effective January 1, 1993. #
10.14 Amended 1996 Non-Employee Director Stock and Deferred Cash Compensation Plan. (5) #
10.15   Unionamerica Holdings plc Loan Stock Plans. (8) #
10.16   Unionamerica  Holdings Limited Unapproved Executive Share Option Scheme.
        (8) #
10.17 The Rules of the Unionamerica Holdings plc 1996 Executive Share Option Scheme. (12) #
10.18 Employment Agreement, dated as of May 1, 1997, between the Registrant and its Chief Executive Officer, Mr. B. Frederick Becker. #
10.19 Agreement dated as of January 7, 1998 between the Registrant and Mr. Steve A. Schleisman.
10.20 Agreements dated as of April 17, 1996 between the Registrant and Ms. Anna Marie Hajek, Mr. Gerald L. McManis and Mr. Paul M. Orzech.(6) #
10.21 Service Agreement dated September 10, 1993, between Ian G. Sinclair and UA Management Company. (8) #
10.22 Merger Agreement and Plan of Reorganization dated as of December 30, 1993 among the Registrant, McManis Associates, Inc. and the stockholders of McManis Associates, Inc.(2)
10.23 Transfer and Forbearance Agreement dated as of December 30, 1993 among the Registrant and Gerald L. McManis. (2)
10.24 Acquisition Agreement dated June 25, 1997 by and between the Registrant and Unionamerica Holdings plc (7)

10.25 Share Purchase Agreement, as amended, dated as of June 30, 1993, among Unionamerica Acquisition Company Ltd., Unionamerica Holdings Ltd. and The Continental Corporation. (8)

10.26 Tax Indemnification Agreement, dated as of September 10, 1993, by and among The Continental Corporation and Unionamerica Acquisition Company Ltd. (8)

12.1    Statement re computation of ratio of earnings to fixed charges

13.1 MMI Companies Inc. 1997 Annual Report to Stockholders - Selected Consolidated Financial Data

13.2 MMI Companies Inc. 1997 Annual Report to Stockholders - Management's Discussion and Analysis of Results of Operations and Financial Condition

13.3 MMI Companies Inc. 1997 Annual Report to Stockholders - Consolidated Financial Statements and Notes

21.1    Subsidiaries of the registrant.

23.1    Consent of Ernst & Young LLP.

23.2    Consents of KPMG and KPMG Audit Plc.

27.1    Financial data schedule.

99.1    Opinions of KPMG and KPMG Audit Plc.

--------------------

(1) Incorporated herein by reference to Registration Statement No. 33-59464 on Form S-1 dated June 24, 1993.

(2) Incorporated herein by reference to Report on Form 10-K dated December 31, 1993, Commission File No. 1-11920.

(3) Incorporated herein by reference to Report on Form 10-K dated December 31, 1994, Commission File No. 1-11920.

(4) Incorporated herein by reference to Report on Form 10-K dated December 31, 1995, Commission File No. 1-11920.

(5) Incorporated herein by reference to Report on Form 10-K dated December 31, 1996, Commission File No. 1-11920.

(6) Incorporated herein by reference to Report on Form 10-Q dated June 30, 1996, Commission File No. 1-11920.

(7) Incorporated herein by reference to Registration Statement No. 333-32027 on Form S-4, dated November 4, 1997.

(8) Incorporated by reference to Registration Statement No. 33-99186 on Form F-1 dated November 9, 1995.

(9)     Incorporated  by reference to  Registration  Statement No.  333-05858 on
        Form S-8.

(10) Incorporated by reference to Registration Statement No. 333-46889 on Form S-8, dated February 25, 1998.

(11) Incorporated herein by reference to Registration Statement No. 333-44565 on Form S-4, dated January 20, 1998

(12) Incorporated herein by reference to Report on Form 10-Q dated June 30, 1996, Commission File No. 1-14112.

# Compensatory plans or arrangements.

                                                MMI COMPANIES, INC.
                                                 (PARENT COMPANY)

                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                             CONDENSED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     December 31,
                                                                             ---------------------------
                                                                                   1997           1996
                                                                             -------------  ------------
ASSETS
  INVESTMENTS
    Investment in subsidiaries.........................................      $    403,200   $   358,192
    Short-term investments.............................................               835        15,460
    Fixed maturities...................................................            31,855        24,822
    Preferred stocks...................................................             2,000            --
                                                                             -------------  ------------
                                                                                  437,890       398,474

  OTHER ASSETS
    Cash...............................................................               161           128
    Furniture and equipment - at cost, less accumulated
        depreciation:  1997 - $4,298; 1996 - $5,719....................             5,501         3,964
    Due from affiliates................................................            78,164        17,805
    Deferred income taxes..............................................             8,888         5,924
    Other..............................................................             4,888         2,148
                                                                             -------------  ------------
                                                                             $    535,492   $   428,443
                                                                             =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Accrued expenses and other liabilities.............................      $     15,484   $    14,039

    Due to affiliates..................................................             2,282         1,238
    Company-obligated, mandatorily redeemable preferred
       securities of subsidiary trust holding solely junior
       subordinated debentures of the Company..........................           118,724            --
    Long-term notes payable............................................                --        58,000
                                                                             -------------  ------------
                                                                                  136,490        73,277



  STOCKHOLDERS' EQUITY
    Common Stock, par value $.10 per share:
        Authorized shares:  1997 and 1996 - 30,000
        Issued and outstanding shares:  1997 - 18,857; 1996 - 18,681....            1,886         1,868
    Additional paid-in capital..........................................          217,855       215,091

    Retained earnings...................................................          154,929       124,751
    Unrealized gains on investments, net of taxes:
        1997 - $12,812; 1996 - $7,217...................................           24,332        13,456
                                                                             -------------  ------------

                                                                                  399,002       355,166
                                                                             -------------  ------------
                                                                              $   535,492   $   428,443
                                                                             =============  ============

See notes to consolidated financial statements.


                                                MMI COMPANIES, INC
                                                 (PARENT COMPANY)

                      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                          CONDENSED STATEMENTS OF INCOME
                                                  (IN THOUSANDS)





                                                                                 Year Ended December 31,
                                                                         -------------------------------------
                                                                              1997         1996          1995
                                                                         ----------   ----------    ----------
REVENUES
     Management fees from subsidiaries ...............................   $   28,450   $   24,550    $   19,100
     Dividends received from subsidiaries ............................       29,750       11,000         6,000
     Net investment income ...........................................        1,578          752           375
     Net realized gains on investments ...............................           16           22            --
                                                                         ----------   ----------    ----------
                                                                             59,794       36,324        25,475

EXPENSES
     Administrative and other ........................................       24,394       23,193        19,558
     Interest expense ................................................        3,712        3,397         2,767
                                                                         ----------   ----------    ----------
                                                                             28,106       26,590        22,325
                                                                         ----------   ----------    ----------


         Income from continuing operations before income taxes,
              extraordinary loss and equity in undistributed net
              income of subsidiaries .................................       31,688        9,734         3,150
     Income taxes (credit) ...........................................          381         (396)         (932)
                                                                         ----------   ----------    ----------

         Income from continuing operations before
              extraordinary loss and equity in
              undistributed net income of subsidiaries ...............       31,307       10,130         4,082
     Extraordinary loss, net of taxes ................................          141           --            --
                                                                         ----------   ----------    ----------

          Income from continuing operations before
              equity in undistributed net income
              of subsidiaries ........................................       31,166       10,130         4,082
     Loss from discontinued operations ...............................           --       (5,100)           --
                                                                         ----------   ----------    ----------

         Income before equity in undistributed net income
             of subsidiaries .........................................       31,166        5,030         4,082
     Equity in undistributed net income of subsidiaries ..............        3,194       35,090        25,312
                                                                         ----------   ----------    ----------

         Net income ..................................................   $   34,360   $   40,120    $   29,394
                                                                         ==========   ==========    ==========

See notes to consolidated financial statements.

                                                MMI COMPANIES, INC.
                                                 (PARENT COMPANY)

                      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)


                                                                                Year Ended December 31,
                                                                         --------------------------------------
                                                                              1997          1996          1995
                                                                         ----------    ----------    ----------



Net cash provided (used) by operating activities .....................   $  (17,619)   $    3,558    $  (46,306)

Investing activities:
     Net sale (purchase) of short-term investments ...................       14,649       (14,769)          121
     Purchases of fixed maturities ...................................      (43,108)      (38,833)           --
     Sales of fixed maturities .......................................       33,133         8,706            --
     Maturities of fixed maturities ..................................        1,588         5,430            --
     Capital contribution to subsidiaries ............................      (20,000)      (10,003)       (5,000)
     Furniture and equipment additions ...............................       (3,200)       (2,174)       (1,770)
     Acquisition of subsidiaries .....................................      (21,006)      (11,074)      (25,097)
                                                                         ----------    ----------    ----------
        Net cash used by investing activities ........................      (37,944)      (62,717)      (31,746)

Financing activities:
     Issuance of Common Stock ........................................        1,899        56,725        66,626
     Issuance of Capital Securities ..................................      124,551            --            --
     Common Stock repurchased ........................................       (2,840)           --            --
     Costs incurred in connection with securites offering ............       (5,832)       (3,119)       (6,176)
     Payments on notes payable .......................................      (58,000)         (750)       (1,250)
     Proceeds from notes payable including short-term borrowings .....           --         9,000        21,000
     Dividends .......................................................       (4,182)       (2,864)       (2,061)
                                                                         ----------    ----------    ----------

        Net cash provided by financing activities ....................       55,596        58,992        78,139
                                                                         ----------    ----------    ----------

        Increase (decrease) in cash ..................................           33          (167)           87
Cash at beginning of year ............................................          128           295           208
                                                                         ----------    ----------    ----------
        Cash at end of year ..........................................   $      161    $      128    $      295
                                                                         ==========    ==========    ==========

See notes to consolidated financial statements.

                                           MMI COMPANIES, INC. AND SUBSIDIARIES

                                    SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                                      (IN THOUSANDS)


                                                             December 31,
                                       ---------------------------------------------------------
                                                          Loss and
                                           Deferred           Loss
                                             Policy     Adjustment       Unearned         Future
                                        Acquisition        Expense        Premium         Policy
Segment                                       Costs       Reserves       Reserves       Benefits
                                       ------------   ------------   ------------   ------------

1997

Domestic insurance                     $      7,462   $    625,114   $     67,147   $      8,723
International insurance                      19,077        500,032         67,041           --
Consulting and fees                            --             --             --             --
                                       ------------   ------------   ------------   ------------
                                       $     26,539   $  1,125,146   $    134,188   $      8,723
                                       ============   ============   ============   ============


1996

Domestic insurance                     $      7,117   $    631,573   $     55,679   $      8,578
International insurance                      16,006        518,345         50,796           --
Consulting and fees                            --             --             --             --
                                       ------------   ------------   ------------   ------------
                                       $     23,123   $  1,149,918   $    106,475   $      8,578
                                       ============   ============   ============   ============


1995

Domestic insurance                     $      5,660   $    638,815   $     52,951   $      8,982
International insurance                      11,233        561,055         43,330           --
Consulting and fees                            --             --             --             --
                                       ------------   ------------   ------------   ------------
                                       $     16,893   $  1,199,870   $     96,281   $      8,982
                                       ============   ============   ============   ============

See Note 13 to the consolidated financial statements for a discussion of the reclassification of segment information.

                                           MMI COMPANIES, INC. AND SUBSIDIARIES

                                    SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                                      (IN THOUSANDS)
                                                       [CONTINUED]

                                                                        Year Ended December 31,
                                       ---------------------------------------------------------------------------------------

                                                                        Benefits,   Amortization
                                                                          Claims,    of Deferred
                                                               Net     Losses and         Policy          Other            Net
                                            Premium     Investment     Settlement    Acquisition      Operating       Premiums
Segment                                    Revenues         Income       Expenses          Costs       Expenses        Written
                                       ------------   ------------   ------------   ------------   ------------   ------------


1997

Domestic insurance                     $    159,579   $     47,171   $    132,948   $     15,805   $     36,885   $    168,607
International insurance                     118,658         28,319         66,813         33,244         30,469        129,082
Consulting and fees                            --             --             --             --           47,055           --
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                       $    278,237   $     75,490   $    199,761   $     49,049   $    114,409   $    297,689
                                       ============   ============   ============   ============   ============   ============


1996

Domestic insurance                     $    164,409   $     44,274   $    135,786   $     14,024   $     34,753   $    167,392
International insurance                     116,982         29,407         72,990         27,811         16,258        122,725
Consulting and fees                            --             --             --             --           31,646           --
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                       $    281,391   $     73,681   $    208,776   $     41,835   $     82,657   $    290,117
                                       ============   ============   ============   ============   ============   ============


1995

Domestic insurance                     $    155,191   $     39,850   $    130,088   $     11,353   $     31,932   $    161,188
International insurance                     117,712         23,086         76,220         28,050         19,474        137,207
Consulting and fees                            --             --             --             --           20,537           --
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                       $    272,903   $     62,936   $    206,308   $     39,403   $     71,943   $    298,395
                                       ============   ============   ============   ============   ============   ============


See Note 13 to the consolidated financial statements for a discussion of the reclassification of segment information.

                                           MMI COMPANIES, INC. AND SUBSIDIARIES

                                                SCHEDULE IV - REINSURANCE
                                                  (DOLLARS IN THOUSANDS)


                                                                                                                Percentage
                                                                        Ceded to      Assumed                    of Amount
                                                              Gross       Other      from Other      Net        Assumed to
                                                              Amount    Companies     Companies     Amount         Net
                                                           ----------   ----------   ----------   ----------   ----------


Year Ended December 31, 1997:
Life insurance inforce at end of year...................   $  992,060   $  302,889   $       -    $  689,171            -%
                                                           ==========   ==========   ==========   ==========
Premiums:
  Medical malpractice ..................................   $  173,025   $   32,946   $   14,018   $  154,097         9.10%
  International ........................................       43,583       19,586       94,661      118,658        79.78%
  Other ................................................       17,854       14,185        1,813        5,482        33.07%
                                                           ----------   ----------   ----------   ----------
       Total premiums ..................................   $  234,462   $   66,717   $  110,492   $  278,237
                                                           ==========   ==========   ==========   ==========

Year Ended December 31, 1996:
Life insurance inforce at end of year...................   $1,265,506   $  300,385   $       -    $  965,121            -%
                                                           ==========   ==========   ==========   ==========
Premiums:
  Medical malpractice ..................................   $  171,058   $   29,504   $   15,168   $  156,722         9.68%
  International ........................................       49,915       21,040       88,107      116,982        75.32%
  Other ................................................       21,001       15,481        2,167        7,687        28.19%
                                                           ----------   ----------   ----------   ----------
       Total premiums ..................................   $  241,974   $   66,025   $  105,442   $  281,391
                                                           ==========   ==========   ==========   ==========


Year Ended December 31, 1995:
Life insurance inforce at end of year...................   $1,397,274   $  344,807   $       -    $1,052,467            -%
                                                           ==========   ==========   ==========   ==========
Premiums:
  Medical malpractice ..................................   $  169,760   $   33,115   $   10,990   $  147,635         7.44%
  International ........................................       41,822       21,358       97,248      117,712        82.62%
  Other ................................................       17,032       13,653        4,177        7,556        55.28%
                                                           ----------   ----------   ----------   ----------
       Total premiums ..................................   $  228,614   $   68,126   $  112,415   $  272,903
                                                           ==========   ==========   ==========   ==========


                                           MMI COMPANIES, INC. AND SUBSIDIARIES

                                      SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                                      (IN THOUSANDS)



                                                               Balance At
                                                                Beginning                             Balance at
Description                                                      of Year     Additions   Deductions   End of Year
-----------                                                    ----------   ----------   ----------   ----------


Year Ended December 31, 1997:
  Accumulated amortization of goodwill .....................   $    5,788   $    3,314   $     --     $    9,102
  Accumulated depreciation of furniture and
       equipment ...........................................       11,626        4,647        5,574       10,699



Year Ended December 31, 1996:
  Accumulated amortization of goodwill .....................   $    3,777   $    2,011   $     --     $    5,788
  Accumulated depreciation of furniture and
       equipment ...........................................        7,733        4,143          250       11,626



Year Ended December 31, 1995:
  Accumulated amortization of goodwill .....................   $    3,096   $      681   $     --     $    3,777
  Accumulated depreciation of furniture and
       equipment ...........................................        5,294        3,242          803        7,733
   Accumulated allowance for uncollectible
        reinsurance (1) ....................................       11,160         --         11,160         --

(1) Represents the write-off of reinsurance receivables that were fully reserved prior to 1993.

                      MMI COMPANIES, INC. AND SUBSIDIARIES

      SCHEDULE VI-- SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)


                                                             December 31,
                                       ---------------------------------------------------------
                                                                         Discount
                                                          Loss and  Deducted from
                                           Deferred           Loss  Loss and Loss
   Affiliation                               Policy     Adjustment    Adjustments
       with                             Acquisition        Expense       Expenses        Premium
    Registrant                                Costs       Reserves       Reserves       Reserves
------------------                     ------------   ------------   ------------   ------------

1997:
   Consolidated
    subsidiaries...                    $     26,539   $  1,113,095   $         --   $    134,188

1996:
   Consolidated
    subsidiaries...                    $     23,123   $  1,139,018   $         --   $    106,475

1995:
   Consolidated
    subsidiaries...                    $     16,893   $  1,007,204   $         --   $     96,281





                      MMI COMPANIES, INC. AND SUBSIDIARIES

      SCHEDULE VI-- SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)
                                   [CONTINUED]

                                                     Year Ended December 31,
                      ------------------------------------------------------------------------------------------------


                                                      Loss and Loss
                                                      Adjustment Expenses     Amortization          Paid
                                                      Incurred Related to      of Deferred    Losses and
  Affiliation                                Net  --------------------------        Policy          Loss           Net
       with                Premium    Investment       Current         Prior   Acquisition    Adjustment      Premiums
    Registrant              Earned        Income          Year          Year         Costs      Expenses       Written
-------------------   ------------  ------------  ------------  ------------  ------------  ------------  ------------

1997:
   Consolidated
    subsidiaries...   $   272,755   $    74,019   $   209,367      ($13,685)  $    49,049   $   243,869   $    292,205

1996:
   Consolidated
    subsidiaries...   $   273,704   $    72,301   $   213,419       ($9,642)  $    41,835   $   218,739   $    282,443

1995:
   Consolidated
    subsidiaries...   $   265,347   $    61,632   $   204,076       ($1,912)  $    39,403   $   169,223   $    290,839



                                           MMI COMPANIES, INC. AND SUBSIDIARIES
                                      EXHIBIT 12 - RATIO OF EARNINGS TO FIXED CHARGES
                                               (IN THOUSANDS EXCEPT RATIOS)


                                                                                            Year ended December 31,
                                                               --------------------------------------------------------------
                                                                    1997         1996         1995         1994         1993
                                                               ----------   ----------   ----------   ----------   ----------

Income from continuing operations
     before income taxes and extraordinary losses              $   44,316   $   55,449   $   42,213   $    5,330   $   43,797

Add fixed charges:
     Interest expense                                               6,489        6,083       10,889       10,084        4,150
     Amortization of issuance costs                                  --             70         --            123           38
     Portion of rents representative of
        interest factor                                             2,150        1,850        1,625        1,345          982
                                                               ----------   ----------   ----------   ----------   ----------
                                                                    8,639        8,003       12,514       11,552        5,170
                                                               ----------   ----------   ----------   ----------   ----------

Income as adjusted                                             $   52,955   $   63,452   $   54,727   $   16,882   $   48,967
                                                               ==========   ==========   ==========   ==========   ==========

Fixed charges                                                  $    8,639   $    8,003   $   12,514   $   11,552   $    5,170
                                                               ==========   ==========   ==========   ==========   ==========

Ratio of earnings to fixed charges                                    6.1          7.9          4.4          1.5          9.5


EXHIBIT 10.1
================================================================================


                                U.S. $100,000,000



                                CREDIT AGREEMENT,



                         dated as of February 20, 1998,



                                      among



                              MMI COMPANIES, INC.,

                                as the Borrower,



                    CERTAIN COMMERCIAL LENDING INSTITUTIONS,

                                 as the Lenders,



                                       and



             BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION,

                          as the Agent for the Lenders


                                   Arranged by


                         BANCAMERICA ROBERTSON STEPHENS




================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----


                                    ARTICLE I

               DEFINITIONS AND ACCOUNTING TERMS.............................   1
1.1  Defined Terms..........................................................   1
1.2  Use of Defined Terms...................................................  19
1.3  Cross-References.......................................................  19
1.4  Accounting and Financial Determinations................................  19

                                   ARTICLE II

               COMMITMENTS and BORROWING PROCEDURES.........................  19
2.1  Commitments............................................................  19
     2.1.1  Commitment of Each Lender.......................................  19
     2.1.2  Lenders Not Permitted or Required To Make Loans.................  19
2.2  Reduction of Commitment Amount.........................................  20
     2.2.1  Optional........................................................  20
2.3  Borrowing Procedure....................................................  20
2.4  Continuation and Conversion Elections..................................  20
2.5  Funding................................................................  21
2.6  Loan Accounts..........................................................  21

                                   ARTICLE III

               REPAYMENTS, PREPAYMENTS, INTEREST AND FEES...................  22
3.1  Repayments and Prepayments.............................................  22
3.2  Interest Provisions....................................................  23
     3.2.1  Rates ..........................................................  23
     3.2.2  Post-Maturity Rates.............................................  23
     3.2.3  Payment Dates...................................................  23
3.3  Fees...................................................................  24
     3.3.1  Facility Fees...................................................  24
     3.3.2  Other Fees......................................................  25

                                   ARTICLE IV

               CERTAIN OFFSHORE RATE AND OTHER PROVISIONS...................  25
4.1  Fixed Rate Lending Unlawful............................................  25
4.2  Deposits Unavailable...................................................  26
4.3  Increased Eurodollar Loan Costs, etc...................................  26
4.4  Funding Losses.........................................................  26
4.5  Increased Capital Costs................................................  27
4.6  Taxes..................................................................  27

4.7  Payments, Computations, etc............................................  29
4.8  Sharing of Payments....................................................  29
4.9  Setoff.................................................................  30
4.10 Use of Proceeds........................................................  30

                                    ARTICLE V

               CONDITIONS TO BORROWING .....................................  31
5.1  Initial Borrowing......................................................  31
     5.1.1  Resolutions, etc................................................  31
     5.1.2  Organic Documents...............................................  31
     5.1.3  Opinion of Counsel..............................................  31
     5.1.4  Closing Fees, Expenses, etc.....................................  31
     5.1.5  Other Documents.................................................  32
5.2  All Borrowings.........................................................  32
     5.2.1  Compliance with Warranties, No Default, etc.....................  32
     5.2.2  Borrowing Request...............................................  33
     5.2.3  Satisfactory Legal Form.........................................  33

                                   ARTICLE VI

               REPRESENTATIONS AND WARRANTIES...............................  33
6.1  Organization, etc......................................................  33
6.2  Due Authorization, Non-Contravention, etc..............................  34
6.3  Government Approval, Regulation, etc...................................  34
6.4  Validity, etc..........................................................  34
6.5  Financial Statements...................................................  34
     6.5.1  GAAP Financial Statements.......................................  34
     6.5.2  Statutory Financial Statements..................................  35
6.6  No Material Adverse Change.............................................  36
6.7  Litigation, Labor Controversies, etc...................................  36
6.8  Subsidiaries...........................................................  37
6.9  Ownership of Properties................................................  37
6.10 Taxes..................................................................  37
6.11 ERISA Compliance.......................................................  37
6.12 Insurance Licenses.....................................................  38
6.13 Environmental Warranty.................................................  38
6.14 Regulations G, U and X.................................................  38
6.15 Accuracy of Information................................................  39

                                   ARTICLE VII

               COVENANTS....................................................  39
7.1  Affirmative Covenants..................................................  39
     7.1.1  Financial Information, Reports, Notices, etc. ..................  39
     7.1.2  Compliance with Laws, etc.......................................  43
     7.1.3  Maintenance of Properties.......................................  43
     7.1.4  Insurance.......................................................  43

     7.1.5  Books and Records...............................................  44
     7.1.6  Environmental Covenant..........................................  44
7.2  Negative Covenants.....................................................  44
     7.2.1  Business Activities.............................................  44
     7.2.2  Liens ..........................................................  44
     7.2.3  Financial Condition.............................................  45
     7.2.4  Investments.....................................................  46
     7.2.5  Restricted Payments, etc........................................  46
     7.2.6  Consolidation, Merger, etc......................................  47
     7.2.7  Transactions with Affiliates....................................  47
     7.2.8  Negative Pledges, Restrictive Agreements, etc. .................  47

                                  ARTICLE VIII

               EVENTS OF DEFAULT............................................  48
8.1  Listing of Events of Default...........................................  48
     8.1.1  Non-Payment of Obligations......................................  48
     8.1.2  Breach of Warranty..............................................  48
     8.1.3  Non-Performance of Certain Covenants and Obligations............  48
     8.1.4  Non-Performance of Other Covenants and Obligations..............  48
     8.1.5  Default on Other Indebtedness...................................  49
     8.1.6  Judgments.......................................................  49
     8.1.7  Pension Plans...................................................  49
     8.1.8  Control of the Borrower.........................................  50
     8.1.9  Bankruptcy, Insolvency, etc.....................................  50
8.2  Action if Bankruptcy...................................................  50
8.3  Action if Other Event of Default.......................................  51

                                   ARTICLE IX

               THE AGENT....................................................  51
9.1  Appointment and Authorization..........................................  51
9.2  Delegation of Duties...................................................  51
9.3  Liability of Agent.....................................................  51
9.4  Reliance by Agent......................................................  52
9.5  Notice of Default......................................................  53
9.6  Credit Decision........................................................  53
9.7  Indemnification........................................................  54
9.8  Agent in Individual Capacity...........................................  54
9.9  Successor Agent........................................................  54
9.10 Withholding Tax........................................................  55

                                    ARTICLE X

               MISCELLANEOUS PROVISIONS.....................................  56
10.1 Waivers, Amendments, etc...............................................  56

10.2  Notices...............................................................  57
10.3  Payment of Costs and Expenses.........................................  58
10.4  Indemnification.......................................................  58
10.5  Survival..............................................................  59
10.6  Severability..........................................................  59
10.7  Headings..............................................................  59
10.8  Execution in Counterparts, Effectiveness, etc.........................  59
10.9  Governing Law; Entire Agreement.......................................  60
10.10 Successors and Assigns................................................  60
10.11 Sale and Transfer of Loans; Participations in Loans...................  60
      10.11.1  Assignments..................................................  60
      10.11.2  Participations...............................................  61
      10.11.3  Limitation of Rights of any Assignee
               Lender or Participant........................................  62
      10.11.4  Tax Matters..................................................  62
      10.11.5  Information..................................................  63
      10.11.6  Federal Reserve Bank.........................................  63
10.12 Confidentiality.......................................................  63
10.13 Other Transactions....................................................  63
10.14 Forum Selection and Consent to Jurisdiction...........................  64
10.15 Waiver of Jury Trial..................................................  64


SCHEDULE I  -     Disclosure Schedule
SCHEDULE II -     Business Activities of the Borrower and its
                           Subsidiaries

EXHIBIT A   -     Form of Borrowing Request
EXHIBIT B   -     Form of Continuation/Conversion Notice
EXHIBIT C   -     Form of Lender Assignment Agreement
EXHIBIT D   -     Form of Note
EXHIBIT E   -     Form of Opinion of Wayne A. Sinclair, General
                           Counsel to the Borrower
EXHIBIT F   -     Form of Officer's Certificate of the Borrower

                                CREDIT AGREEMENT


         THIS CREDIT AGREEMENT, dated as of February 20, 1998, among MMI COMPANIES, INC., a Delaware corporation (the "Borrower"), the various financial
                                              --------
institutions parties hereto (collectively,  the "Lenders"),  and BANK OF AMERICA
                                                 -------
NATIONAL TRUST AND SAVINGS ASSOCIATION ("BofA"), as agent (in such capacity, the "Agent") for the Lenders.
 -----

                              W I T N E S S E T H:

         WHEREAS, the Borrower is engaged through its various subsidiaries in the business of insurance and providing risk management services and products; and

         WHEREAS, the Lenders have agreed to make available to the Borrower a revolving credit facility upon the terms and conditions set forth in this Agreement; and

          NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:


                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

          SECTION  I.1  Defined  Terms  The  following  terms  (whether  or  not
                        --------------
underscored) when used in this Agreement, including its preamble and recitals, shall, except where the context otherwise requires, have the following meanings (such meanings to be equally applicable to the singular and plural forms thereof):

          "ACIC"  means  American  Continental  Insurance  Company,  a  Missouri
           ----
insurance company.

          "ACLIC" means American  Continental Life Insurance Company, a Missouri
           -----
insurance company.


          "Affiliate" means, as to any Person, any other Person which,  directly
           ---------
or indirectly, is in control of, is controlled by or is under common control with, such Person. A Person shall be deemed to be controlled by another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such Person whether through the ownership of voting securities, by contract or otherwise.

         "Agent" means BofA in its capacity as agent for the Lenders  hereunder,
          -----
and any successor agent arising under Section 9.9.
                                      -----------

         "Agent-Related  Persons"  means BofA and any  successor  agent  arising under Section 9.9, together with their respective Affiliates (including,  in the
      -----------
case of BofA, the Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

         "Agreement"  means, on any date, this Credit Agreement as originally in
          ---------
effect on the Effective Date and as thereafter from time to time amended, supplemented, amended and restated, or otherwise modified and in effect on such date.

         "Alternate  Reference Rate" means, for any day, the higher of: (a) .50%
          -------------------------
per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by BofA in San Francisco, California, as its "reference rate." (The "reference rate" is a rate set by BofA based upon various factors including BofA's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.)

         "Annual  Statement"  means  the  annual  financial   statement  of  any
          -----------------
insurance company as required to be filed with the applicable Department together with all exhibits or schedules filed therewith, prepared in conformity with SAP. With respect to the Annual Statements for U.S. domiciled Insurance Subsidiaries, references to amounts on particular exhibits, schedules, lines, pages and columns of such Annual Statement are based on the format promulgated by the NAIC for 1996 life insurance company annual statements or 1996 property-casualty insurance company annual statements, whichever is applicable. If the format of any Annual Statement is changed in future years so that different information is contained in such items or they no longer exist, it is understood that the reference is to information consistent with that reported in the referenced item in the 1996 Annual Statement of the insurance company.

         "Applicable  Margin" means a percentage  determined on the basis of the
          ------------------
higher of the S&P Rating and the Moody's Rating, as follows:

||
|------------------------------------------------------------------------------|
|              If the higher of the              |                             |
|               S&P Rating and the               |     Then the Applicable     |
|                Moody's Rating is:              |       Margin shall be:      |
|------------------------|-----------------------|                             |
|     S&P Rating         |    Moody's Rating     |                             |
|------------------------|-----------------------|-----------------------------|
| A or higher            | A2 or higher          |          .13%               |
|------------------------|-----------------------|-----------------------------|
| A-                     | A3                    |          .165%              |
|------------------------|-----------------------|-----------------------------|
| BBB+                   | Baa1                  |          .20%               |
|------------------------|-----------------------|-----------------------------|
| BBB                    | Baa2                  |          .235%              |
|------------------------|-----------------------|-----------------------------|
| BBB- or lower          | Baa3 or lower         |          .27%               |
|------------------------|-----------------------|-----------------------------|
||

         Any change in the Applicable Margin as a result of a change in either the S&P Rating and/or the Moody's Rating shall be effective for purposes of this definition as of the day immediately following such change; provided, further,
                                                             --------   -------
that for purposes of determining the higher of the S&P Rating and the Moody's Rating, the A, A-, BBB+, BBB and BBB- rating levels of S&P shall correspond to and be deemed the equivalent of the A2, A3, Baa1, Baa2 or Baa3 rating levels, respectively, of Moody's. If only one of a Moody's Rating and an S&P Rating exists at any time, then the Applicable Margin during such time shall be determined as set forth above based on such existing rating. If at any time there exists neither a Moody's Rating nor an S&P Rating, the Applicable Margin during such time shall be .27%.

         "1996 Annual Statements" is defined in Section 6.5.2(b).
          ----------------------                ----------------

          "Arranger"   means   BancAmerica   Robertson   Stephens,   a  Delaware
           --------
Corporation.

         "Assignee Lender" is defined in Section 10.11.1.
          ---------------                ---------------

         "Assignment" is defined in Section 10.11.1.
          ----------                ---------------

         "Attorney  Costs" means and includes all fees and  disbursements of any
          ---------------
law firm or other external counsel, the allocated cost of internal legal services (without duplication) and all disbursements of internal counsel.

         "Authorized  Officer"  means,  relative to the  Borrower,  those of its
          -------------------
officers whose signatures and incumbency shall have been certified to the Agent and the Lenders pursuant to Section 5.1.1.
                            -------------

         "BofA" means Bank of America National Trust and Savings Association,  a
          ----
national banking association.

         "Borrower" is defined in the preamble.
          --------                    --------

         "Borrowing"  means  the  Loans of the  same  type  and,  in the case of
          ---------
Eurodollar Loans, having the same Interest Period made by all Lenders on the same Business Day and pursuant to the same Borrowing Request in accordance with
Section 2.3.
-----------

         "Borrowing  Request" means a loan request and certificate duly executed
          ------------------
by an Authorized Officer of the Borrower, substantially in the form of Exhibit A
                                                                       ---------
hereto.

         "Business Day" means
          ------------

                  (a) any day which is neither a Saturday or Sunday nor a legal holiday on which banks are authorized or required to be closed in Chicago, Illinois; and

                  (b) relative to the making, continuing, prepaying or repaying of any Eurodollar Loans, any day on which dealings in Dollars are carried on in the interbank eurodollar market in London.

         "Capital" means Net Worth plus Debt.
          -------

         "Capital Securities" means the Capital Securities issued by the Capital
          ------------------
Trust containing substantially the terms described in the Capital Trust Offering Memorandum.

         "Capital  Trust"  means  the MMI  Capital  Trust I, a  special  purpose
          --------------
Delaware business trust established by the Borrower, of which the Borrower holds all the common securities, which has issued the Capital Securities, and which has loaned to the Borrower (such loan being evidenced by the Capital Trust Debentures) the net proceeds of the issuance and sale of the Capital Securities.

         "Capital Trust  Debentures"  means the Junior  Subordinated  Deferrable
          -------------------------
Interest Debentures issued by the Borrower to the Capital Trust containing substantially the terms described in the Capital Trust Offering Memorandum.

         "Capital Trust Offering Memorandum" means the Offering Memorandum dated
          ---------------------------------
December 18, 1997 for $125,000,000 of Capital Securities issued by the Capital Trust.

         "Change in Control" means the acquisition by any Person, or two or more
          -----------------
Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 35% or more of the outstanding shares of voting stock of the Borrower.

         "Code" means the Internal Revenue Code of 1986, as amended, reformed or
          ----
otherwise modified from time to time.

         "Commitment" means, relative to any Lender, such Lender's obligation to
          ----------
make Loans  pursuant to Section  2.1.1 in an amount not to exceed the amount set
                        --------------
forth opposite such Lender's name on the signature pages hereto.

         "Commitment  Amount" means, on any date,  $100,000,000,  as such amount
          ------------------
may be reduced from time to time pursuant to Section 2.2.
                                             -----------

         "Commitment Termination Date" means the earliest of
          ---------------------------

                  (a) February 20, 2003;

                  (b) the date on which the Commitment Amount is terminated in full or reduced to zero pursuant to Section 2.2; and
                                             -----------

                  (c) the date on which any Commitment Termination Event occurs.

Upon the occurrence of any event described in clause (b) or (c), the Commitments
                                              ----------    ---
shall terminate automatically and without further action.

         "Commitment Termination Event" means
          ----------------------------

                  (a) the  occurrence  of any Default  described  in clauses (a)
                                                                     -----------
         through  (d) of Section  8.1.9  with  respect  to the  Borrower  or any
                  ---    --------------
         Significant Subsidiary; or

                  (b) the occurrence and continuance of any other Event of Default and either


                           (i) the  declaration  of  the  Loans  to  be  due and
payable  pursuant to Section 8.3, or
                     -----------

                           (ii) in the absence of such  declaration,  the giving
of notice by the Agent, acting at the direction of the Required Lenders, to the Borrower that the Commitments have been terminated.

         "Contingent Liability" means any agreement,  undertaking or arrangement
          --------------------
by which any Person guarantees, endorses or otherwise becomes or is contingently liable upon (by direct or indirect agreement, contingent or otherwise, to provide funds for payment, to supply funds to, or otherwise to invest in, a debtor, or otherwise to assure a creditor against loss) the indebtedness, obligation or any other liability of any other Person (other than by endorsements of instruments in the course of collection), or guarantees the payment of dividends or other distributions upon the shares of any other Person. The amount of any Person's obligation under any Contingent Liability shall (subject to any limitation set forth therein) be deemed to be the outstanding principal amount (or maximum principal amount, if larger) of the debt, obligation or other liability guaranteed thereby.

         "Continuation/Conversion  Notice"  means a notice  of  continuation  or
          -------------------------------
conversion and certificate duly executed by an Authorized Officer of the Borrower, substantially in the form of Exhibit B hereto.
                                       ---------

         "Controlled   Group"  means  all  members  of  a  controlled  group  of
          ------------------
corporations and all members of a controlled group of trades or businesses (whether or not incorporated) under common control which, together with the Borrower, are treated as a single employer under Section 414(b) or 414(c) of the Code or Section 4001 of ERISA.

         "Debt"  means the  consolidated  Indebtedness  of the  Borrower and its
          ----
Subsidiaries; provided, however, that for the purpose of determining the Debt to Capital Ratio in Section 7.2.3(a), (i) any contingent obligation with respect to
                 ----------------
undrawn letters of credit shall not constitute Debt, and (ii) the Capital Securities, the Capital Trust Debentures and the related agreements shall not be considered Debt of the Capital Trust or the Borrower.

         "Debt to Capital Ratio" means the ratio of
          ---------------------

                  (a) Debt

to

                  (b)  Capital.

         "Default"  means any Event of Default or any  condition,  occurrence or
          -------
event which, after notice or lapse of time or both, would constitute an Event of Default.

         "Department" is defined in Section 6.5.2.
          ----------                -------------

         "Disclosure  Schedule" means the Disclosure Schedule attached hereto as
          --------------------
Schedule I, as it may be amended,  supplemented or otherwise  modified from time
----------
to time by the Borrower with the written consent of the Agent and the Required Lenders, provided, however, that no such consent shall be required to amend,
          --------   -------
supplement or modify the Disclosure Schedule to report any of the following:

                  (a)  a stock dividend as permitted under Section 7.2.5;
                                                           -------------

                  (b) a stock  acquisition as permitted under Sections 7.2.4 and
                                                              --------------
         7.2.6; or
         -----

                  (c) the addition of a Subsidiary acquired in a transaction permitted under Sections 7.2.4 and 7.2.6.
                         --------------     -----

         "Dollar" and the sign "$" mean lawful money of the United States.
          ------                -

         "Domestic  Office"  means,  relative to any Lender,  the office of such
          ----------------
Lender designated as such below its signature hereto or designated in the Lender Assignment Agreement or such other office of a Lender (or any successor or assign of such Lender) within the United States as may be designated from time to time by notice from such Lender, as the case may be, to each other Person party hereto.

         "Effective Date" means the date this Credit Agreement becomes effective
          --------------
pursuant to Section 10.8.
            ------------


         "Environmental Laws" means all federal,  state or local laws, statutes,
          ------------------
common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters.

         "ERISA" means the Employee  Retirement Income Security Act of 1974, and
          -----
regulations promulgated thereunder.

         "ERISA   Affiliate"  means  any  trade  or  business  (whether  or  not
          -----------------
incorporated)  under  common  control  with the  Borrower  within the meaning of
Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

         "ERISA  Event" means (a) a  Reportable  Event with respect to a Pension
          ------------
Plan; (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

          "Eurodollar  Reserve  Percentage"  has the  meaning  specified  in the
           -------------------------------
definition of "Offshore Rate."

         "Eurodollar Loan" means a Loan bearing interest, at all times during an
          ---------------
Interest Period applicable to such Loan, at a fixed rate of interest determined by reference to the Offshore Rate.

         "Eurodollar  Office" means,  relative to any Lender, the office of such
          ------------------
Lender designated as such below its signature hereto or designated in the Lender Assignment Agreement or such other office of a Lender as designated from time to time by notice from such Lender to the Borrower and the Agent, whether or not outside the United States, which shall be making or maintaining Eurodollar Loans of such Lender hereunder.

         "Event of Default" is defined in Section 8.1.
          ----------------                -----------

         "Federal  Funds  Rate"  means,  for any day,  the rate set forth in the
          --------------------
weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

         "Fiscal Quarter" means any quarter of a Fiscal Year.
          --------------

         "Fiscal Year" means any period of twelve  consecutive  calendar  months
          -----------
ending on December 31; references to a Fiscal Year with a number corresponding to any calendar year (e.g. the "1996 Fiscal Year") refer to the Fiscal Year
                        ---
ending on the December 31 occurring during such calendar year.

          "F.R.S.  Board" means the Board of  Governors  of the Federal  Reserve
           -------------
System or any successor thereto.

         "GAAP" means  generally  accepted  accounting  principles in the United
          ----
States of America as from time to time in effect.

         "Governmental  Authority" means any nation or government,  any state or
          -----------------------
other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "HPIC"  means  Health  Providers   Insurance   Company,   an  Illinois
           ----
corporation.


          "Impermissible  Qualification"  means,  relative  to  the  opinion or'
           ----------------------------
certification of any independent public accountant as to any financial statement of the Borrower, any qualification or exception to such opinion or certification

                  (a)  which is of a "going concern" or similar nature;

                  (b) which  relates  to the  limited  scope of  examination  of
         matters   relevant   to  such   financial   statement   (other  than  a
         qualification to the effect that such accountant has relied on the opinion or certificate of a foreign accountant); or

                  (c) which  relates to the treatment or  classification  of any item in such financial statement and which, as a condition to its removal, would require an adjustment to such item the effect of which would be to cause the Borrower to be in default of any of its obligations under Section 7.2.3.
                           -------------

         "Indebtedness"  of any  Person  means,  without  duplication,  (a)  all
          ------------
indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all obligations with respect to capital leases; (g) all net obligations with respect to Swap Contracts; (h) all indebtedness referred to in clauses (a) through (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Contingent Liabilities in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (e) above;

provided, however, that payables arising in the ordinary course of business of the Borrower to any of its Subsidiaries and of any such Subsidiary to any other Subsidiary of the Borrower or to the Borrower shall not be deemed "Indebtedness".

For all purposes of this Agreement, the Indebtedness of any Person shall include the Indebtedness of any partnership or joint venture in which such Person is a general partner or a joint venturer.

         "Indemnified Liabilities" is defined in Section 10.4.
          -----------------------                ------------

         "Indemnified Parties" is defined in Section 10.4.
          -------------------                ------------

         "Insurance  Code"  means (i) with  respect  to  Insurance  Subsidiaries
          ---------------
domiciled in the State of Missouri or the State of Illinois, the Insurance Code of the State of Missouri or the State of Illinois, as applicable, and any successor statutes of similar import, together with the regulations thereunder, as amended or otherwise modified and in effect from time to time and (ii) with respect to any Insurance Subsidiary not domiciled in the State of Missouri or the State of Illinois (including any non-U.S. domiciled Insurance Subsidiaries), the applicable regulatory requirements of the applicable Department, as amended or otherwise modified and in effect from time to time. References to sections of the Insurance Code shall be construed also to refer to successor sections.

         "Insurance Subsidiary" means each of ACIC, HPIC, ACLIC and Unionamerica
          --------------------
and any other Subsidiary of the Borrower designated as an Insurance Subsidiary in Item 2 ("Insurance and Significant Subsidiaries") of the Disclosure Schedule,
   ------
as such Schedule may from time to time be amended, modified, supplemented or restated.

         "Interest  Period" means,  relative to any Eurodollar Loans, the period
          ----------------
beginning on (and including) the date on which such Eurodollar Loan is made or continued as, or converted into, a Eurodollar Loan pursuant to Section 2.3 or
                                                                  -----------
2.4 and shall end on (but exclude) the day which numerically corresponds to such
---
date one, two, three or six months or one year thereafter (or, if such month has no numerically corresponding day, on the last Business Day of such month), in either  case as the  Borrower  may select in its  relevant  notice  pursuant  to
Section 2.3 or 2.4; provided, however, that
-----------    ---  --------  -------

                  (a) if any Lender shall determine in good faith that it is unable to fund a Eurodollar Loan in the interbank eurodollar market with respect to a six month or one year Interest Period for any reason, the Borrower shall not be permitted to select such a six month or one year Interest Period;

                  (b) the Borrower shall not be permitted to select Interest Periods to be in effect at any one time which have expiration dates occurring on more than five different dates;

                  (c) if such Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next following Business Day (unless such next following Business Day is the first Business Day of a calendar month, in which case such Interest Period shall end on the Business Day next preceding such numerically corresponding day); and

                  (d) no Interest Period may end later than the Commitment Termination Date.

         "Invested  Assets" means,  as of any date, (i) with respect to any U.S.
          ----------------
domiciled Insurance Subsidiary, the amount reported on line 9, page 2, column 4 of the Annual Statement of property-casualty Insurance Subsidiaries and line 11, page 2, column 4 of the Annual Statement of life Insurance Subsidiaries or any amount determined in a consistent manner in accordance with SAP for any date other than one as of which an Annual Statement is prepared and (ii) with respect to any U.K. domiciled Insurance Subsidiary, the amount reported in the Annual Return to HM Treasury Insurance Directorate for such Insurance Subsidiary that is comparable to the amount reported as "Invested Assets" for U.S. domiciled Insurance Subsidiaries. Notwithstanding the foregoing, if the format of the Annual Statement is changed in future years so that different information is contained in such line or such line no longer exists, it is understood that the foregoing reference is to information consistent with that reported in the 1996 Annual Statement of the relevant Insurance Subsidiary.

         "Investment" means, relative to any Person,
          ----------

                  (a) any loan or advance made by such Person to any other Person (excluding commission, travel and similar advances to directors, officers, employees and independent contractors made in the ordinary course of business);

                  (b) any Contingent Liability of such Person; and

                  (c) any ownership or similar interest held by such Person in any other Person;

provided,  however,  that (i) trade accounts receivables arising in the ordinary
--------
course of business, (ii) receivables arising in the ordinary course of business of the Borrower to its Subsidiaries and of any Subsidiary to any other Subsidiary or the Borrower (not including Indebtedness or equity investments),
(iii) quarterly tax payments due from or advanced by the Subsidiaries to the Borrower under the terms of the tax allocation agreement, (iv) payments made by ACIC to MMI Agency, Inc., to temporarily cover expenses incurred before commissions are earned, (v) management fees due from or advanced by the Subsidiaries to the

Borrower,  (vi) the Borrower's  ownership  interest in any of its  Subsidiaries,
(vii) Indebtedness of the Borrower to any of its Subsidiaries and Indebtedness of any Subsidiary of the Borrower to the Borrower or any other Subsidiary of the Borrower; and (viii) any guarantee of the Borrower relating to the Capital Securities shall not be deemed "Investments". The amount of any Investment shall be the original principal or capital amount thereof less all returns of principal or equity thereon (and without adjustment by reason of the financial condition of such other Person) and shall, if made by the transfer or exchange of property other than cash, be deemed to have been made in an original principal or capital amount equal to the fair market value of such property.

         "Investment Grade Securities" means
          ---------------------------

                    (a)  non-equity   securities,   convertible  securities  and
non-perpetual preferred securities rated BBB- or better by S&P, Duff & Phelps Credit Rating Co. or Fitch Investors Service Inc. or Baa3 or better by Moody's;

                    (b) U.S. Government Securities;

                    (c) commercial paper rated A-2 or better by S&P or P-2 or better by Moody's;

                    (d) demand deposit accounts or money market accounts that are maintained in the ordinary course of business with banks or other financial institutions that are members of the Federal Deposit Insurance Corporation (and any successors thereto);

                    (e) certificates of deposit issued by (i) commercial banks having capital and surplus in excess of $50,000,000 or (ii) any bank or financial institution; provided that the amount of any such certificate of deposit shall not exceed the then insured amount per deposit available to such bank or financial institution by the Federal Deposit Insurance Corporation (and any successors thereto); and

                    (f) eurodollar deposits having a maturity of not more than 30 days.

         "IRS"  means  the  Internal  Revenue  Service,   and  any  Governmental
          ---
Authority succeeding to any of its principal functions under the Code.

         "Lender  Assignment  Agreement"  means a  Lender  Assignment  Agreement
          -----------------------------
substantially in the form of Exhibit C hereto.
                             ---------

         "Lenders" is defined in the preamble.
          -------                    --------

         "Lending Office" means, as to any Lender, the office or offices of such
          --------------
Lender specified as its Domestic Office" or "Offshore Office", as the case may be, or such other office or offices as such Lender may from time to time notify the Borrower and the Agent.

         "Licenses" is defined in Section 6.12.
          --------                ------------

         "Lien" means any security interest,  mortgage,  pledge,  hypothecation,
          ----
assignment, deposit arrangement, encumbrance, lien (statutory or otherwise), charge against or interest in property to secure payment of a debt or performance of an obligation or other priority or preferential arrangement with respect to property of any kind or nature whatsoever.

         "Loan" is defined in Section 2.1.1.
          ----                -------------

         "Loan  Document"  means  this  Agreement,   any  Notes  and  all  other
          --------------
agreements, certificates or documents delivered to the Agent or any Lender in connection herewith.

         "Material Adverse Effect" means any change, event, action, condition or
          -----------------------
effect which individually or in the aggregate (i) impairs the validity or enforceability of this Agreement or any Loan Document, (ii) materially and adversely affects the consolidated business, operations, financial prospects or condition of the Borrower or any of its Subsidiaries or (iii) materially impairs the ability of the Borrower to perform its obligations under this Agreement and the Loan Documents.

         "Moody's" means Moody's Investors Services, Inc.
          -------

         "Moody's  Rating" means the actual rating level  assigned by Moody's to
          ---------------
the most senior  debt of the  Borrower  without  credit  enhancement;  provided,
                                                                       --------
however,  that if no senior debt of the Borrower  without credit  enhancement is
-------
rated by Moody's (or if the senior debt so rated has been defeased), the Moody's Rating shall mean the actual rating level assigned by Moody's to the Capital Securities.

         "Multiemployer  Plan" means a "multiemployer  plan", within the meaning
          -------------------
of Section 4001(a)(3) of ERISA, to which the Borrower or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

          "NAIC" means the National Association of Insurance  Commissioners,  or
           ----
any successor thereto.

         "Net Worth" means the consolidated net worth,  calculated in accordance
          ---------
with GAAP, of the Borrower and its Subsidiaries but excluding aggregate unrealized gains or losses net of tax as prescribed by FAS 115; provided,
                                                                       --------
however,  that for the  purpose  of  determining  the Debt to  Capital  Ratio in
-------
Section  7.2.3(a),  the net  proceeds  of the  issuance  and sale of the Capital
-----------------
Securities shall not be included in the calculation of Net Worth of the Borrower.

         "Note" means a promissory  note  executed by the Borrower in favor of a
          ----
Lender pursuant to Section 2.6, substantially in the form of Exhibit D hereto.
                   -----------                               ---------

         "Obligations"  means all  obligations  (monetary or  otherwise)  of the
          -----------
Borrower arising under or in connection with this Agreement and each other Loan Document.

         "Offshore Rate (Reserve Adjusted)" means, for any Interest Period, with
          --------------------------------
respect to Eurodollar Loans, the rate of interest per annum (rounded upward to the next 1/16th of 1%) determined by the Agent as follows:

         Offshore Rate =           IBOR
                        ---------------------------------------
                          1.00 - Eurodollar Reserve Percentage

         Where,


                           "Eurodollar Reserve Percentage" means for any day for
                            -----------------------------
                  any Interest Period the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/16th of 1%) in effect on such day (whether or not applicable to any Lender) under regulations issued from time to time by the F.R.S. Board for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"); and

                           "IBOR"   means  the  rate  of   interest   per  annum
                            ----
                  determined by the Agent to be the rate of interest at which dollar deposits in the approximate amount of the Eurodollar Loan for such Interest Period would be offered by BofA's Grand Cayman Branch, Grand Cayman B.W.I. (or such other office as may be designated for such purpose by the Agent), to major banks in the offshore dollar interbank market at their request at approximately 10:00
                  a.m.   (Chicago   time)  two  Business  Days  prior  to  the
                  commencement of such Interest Period.

                           The Offshore Rate shall be adjusted  automatically as
                  to all Eurodollar Loans then outstanding as of the effective date of any change in the Eurodollar Reserve Percentage.

         "Organic  Document" means,  relative to the Borrower or any Subsidiary,
          -----------------
its certificate of incorporation, its by-laws and all shareholder agreements, voting trusts and similar arrangements applicable to any of its authorized shares of capital stock.

         "Other Taxes" means any present or future stamp or documentary taxes or
          -----------
any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

         "Participant" is defined in Section 10.11.2.
          -----------                ---------------

         "Participation" is defined in Section 10.11.2.
          -------------                ---------------

         "PBGC"  means  the  Pension  Benefit  Guaranty   Corporation,   or  any
          ----
Governmental Authority succeeding to any of its principal functions under ERISA.

         "Pension  Plan"  means a pension  plan (as  defined in Section  3(2) of
          -------------
ERISA) subject to Title IV of ERISA which the Borrower sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

         "Percentage"  means,  relative to any Lender,  the percentage set forth
          ----------
opposite its signature hereto or set forth in the Lender Assignment Agreement, as such percentage may be adjusted from time to time pursuant to Lender Assignment Agreement(s) executed by such Lender and its Assignee Lender(s) and delivered pursuant to Section 10.11.
                      -------------

         "Person"  means any natural  person,  corporation,  partnership,  firm,
          ------
association, trust, government, governmental agency or any other entity, whether acting in an individual, fiduciary or other capacity.

         "Plan"  means an employee  benefit  plan (as defined in Section 3(3) of
          ----
ERISA) which the Borrower sponsors or maintains or to which the Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

         "Quarterly  Payment  Date"  means  the  last day of each  March,  June,
          ------------------------
September, and December or, if any such day is not a Business Day, the next succeeding Business Day.

         "Quarterly Statements" is defined in Section 6.5.2(b).
          --------------------                ----------------

         "Rating" means the Moody's Rating or the S&P Rating.
          ------

         "Reference  Rate Loan" means a Loan bearing  interest at a  fluctuating
          --------------------
rate determined by reference to the Alternate Reference Rate.

         "Reportable  Event"  means,  any of the  events  set  forth in  Section
          -----------------
4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

         "Required  Lenders" means,  at any time,  Lenders then holding at least
          -----------------
61% of the then aggregate unpaid principal amount of the Loans, or, if no amounts are outstanding, Lenders having at least 61% of the aggregate amount of the Commitments.

         "S&P"  means  Standard & Poor's  Ratings  Services,  a division  of the
          ---
McGraw-Hill Companies, Inc.

         "S&P Rating" means the actual rating level  assigned by S&P to the most
          ----------
senior debt of the Borrower without credit enhancement;  provided, however, that
                                                         --------  -------
if no senior debt of the Borrower without credit enhancement is rated by S&P (or if the senior debt so rated has been defeased), the S&P rating shall mean the actual rating level assigned by S&P to the Capital Securities.

         "SAP"  means, as to any U.S. or non-U.S.  domiciled  insurance company,
          ---
the statutory accounting practices prescribed or permitted by the applicable Department.

         "Significant  Subsidiary"  means (i) each  Subsidiary  of the  Borrower
          -----------------------
designated as a Significant  Subsidiary  in Item 2 ("Insurance  and  Significant
                                            ------
Subsidiaries")  of the  Disclosure

Schedule, as such Schedule may from time to time be amended, modified, supplemented or restated, and (ii) at any time, any Subsidiary of the Borrower having a net worth or revenues for the most recent Fiscal Quarter at least equal to 5% of Net Worth or 5% of the consolidated revenues of the Borrower and its Subsidiaries for the most recent Fiscal Quarter, respectively.

         "Statutory Financial Statements" is defined in Section 6.5.2(a).
          ------------------------------                ----------------

         "Statutory  Liabilities"  means as of any date, (i) with respect to any
          ----------------------
U.S. domiciled Insurance Subsidiary, the total amount shown on line 21, page 3, column 1 of the Annual Statement of property-casualty Insurance Subsidiaries and line 28, page 3, column 1 of the Annual Statement of life Insurance Subsidiaries, or an amount determined in a consistent manner for any date other than one as of which an Annual Statement is prepared and (ii) with respect to any U.K. domiciled Insurance Subsidiary, the minimum margin required by the applicable Governmental Authority. Notwithstanding the foregoing, if the format of the Annual Statement is changed in future years so that different information is contained in such line or such line no longer exists, it is understood that the foregoing reference is to information consistent with that reported in the referenced line in the 1996 Annual Statement of such Insurance Subsidiary.

         "Subsidiary"  means,  with  respect  to any  Person,  any  corporation,
          ----------
association, partnership, limited liability partnerships, limited liability company, joint venture or other business entity of which more than 50% of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency), membership interests or other equity interests (in the case of Persons other than corporations), is at the time directly or indirectly owned by such Person, by such Person and one or more other Subsidiaries of such Person, or by one or more other Subsidiaries of such Person.

         "Surety Instruments" means all letters of credit (including standby and
          ------------------
commercial), banker's acceptances, bank guaranties, shipside bonds, surety bonds and similar instruments.

         "Surplus" means, with respect to ACIC or HPIC as of any date, the total
          -------
amount shown on line 25, page 3, column 1 of the Annual Statement of ACIC or HPIC, as applicable, on an undiscounted basis or an undiscounted amount determined in a consistent manner in accordance with SAP for any date other than one as of which an Annual Statement is prepared. Notwithstanding the foregoing, if the format of the Annual Statement is changed in future years so that different information is contained in such line or such line no longer exists, it is understood that the foregoing reference is to information consistent with that reported in the referenced line in the 1996 Annual Statement of ACIC or HPIC, as applicable.

         "Swap Contract" means any agreement  (including  any  master  agreement
          -------------
and' any agreement, whether or not in writing, relating to any single transaction) that is an interest rate swap agreement, basis swap, forward rate agreement, commodity swap, commodity option, equity or equity index swap or option, bond option, interest rate option, forward foreign exchange agreement, rate cap, collar or floor agreement, currency swap agreement, cross-currency rate swap agreement, swaption, currency option or any other, similar agreement (including any option to enter into any of the foregoing).

         "Taxes"  means any and all present or future  taxes,  levies,  imposts,
          -----
deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by each Lender's net income by the jurisdiction (or any political subdivision thereof) under the laws of which such Lender or the Agent, as the case may be, is organized or maintains a lending office.

         "Type" means relative to any Loan, the portion  thereof,  if any, being
          ----
maintained as a Reference Rate Loan or a Eurodollar Loan.

         "U.K." means the United Kingdom.
          ----

         "Unfunded  Pension  Liability"  means the  excess  of a Plan's  benefit
          ----------------------------
liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

         "Unionamerica"  means Unionamerica Insurance Company, Limited, a United
          ------------
Kingdom insurance company.

         "United States" or "U.S." means the United States of America, its fifty
          -------------      ----
States and the District of Columbia.

         "United States  Person" means any citizen,  national or resident of the
          ---------------------
United States, any corporation or other entity created or organized in or under the laws of the United States or any political subdivision thereof or any estate or trust, in each case that is not subject to withholding of United States federal income taxes or other taxes on payment of interest, principal or fees hereunder.

         "U.S.  Government  Securities"  means  obligations of the United States
          ----------------------------
Government, any agency thereof or any United States Government-sponsored entities.

         SECTION  I.2 Use of  Defined  Terms.  Unless  otherwise  defined or the
                      ----------------------
context otherwise requires, terms for which meanings are provided in this Agreement shall have such meanings when used in the Disclosure Schedule and in each Borrowing Request, Continuation/Conversion Notice, Loan Document, notice and other communication delivered from time to time in connection with this Agreement or any other Loan Document.

         SECTION I.3 Cross-References. Unless otherwise specified, references in
                     ----------------
this Agreement and in each other Loan Document to any Article or Section are references to such Article or Section of this Agreement or such other Loan Document, as the case may be, and, unless otherwise specified, references in any Article, Section or definition to any clause are references to such clause of such Article, Section or definition.

         SECTION I.4 Accounting and Financial  Determinations.  Unless otherwise
                     ----------------------------------------
specified, all accounting terms used herein or in any other Loan Document shall be interpreted, all accounting determinations and computations hereunder or thereunder (including under Section 7.2.3) shall be made, and all financial
                               --------------
statements required to be delivered hereunder or thereunder shall be prepared in accordance with GAAP.



                                   ARTICLE II

                      COMMITMENTS and BORROWING PROCEDURES

         SECTION II.1 Commitments. On the terms and subject to the conditions of
                      -----------
this Agreement (including Article V), each Lender severally agrees to make Loans
                          ---------
pursuant to the Commitments described in this Section 2.1.
                                              -----------

         SECTION  II.1.1  Commitment  of Each  Lender.  From time to time on any
                          ---------------------------
Business Day occurring  prior to the Commitment  Termination

Date, each Lender will make Loans (relative to such Lender,  its "Loans") to the
                                                                  -----
Borrower equal to such Lender's Percentage of the aggregate amount of the Borrowing of Loans requested by the Borrower to be made on such day. The Commitment of each Lender described in this Section 2.1.1 is herein referred to
                                             -------------
as its  "Commitment."  On the terms and subject to the  conditions  hereof,  the
         ----------
Borrower may from time to time borrow, prepay and reborrow Loans.

         SECTION  II.1.2  Lenders Not  Permitted  or Required To Make Loans.  No
                          -------------------------------------------------
Lender shall be permitted or required to make any Loan if, after giving effect thereto, the aggregate outstanding principal amount of all Loans

                  (a) of all Lenders would exceed the Commitment Amount, or

                  (b) of such Lender would exceed such Lender's Percentage of the Commitment Amount.

         SECTION II.2 Reduction of Commitment  Amount.  The Commitment Amount is
                      -------------------------------
subject to reduction from time to time pursuant to this Section 2.2.
                                                        -----------

         SECTION  II.2.1  Optional.  The Borrower  may, from time to time on any
                          --------
Business Day subject to the  conditions  set forth in Section  3.1,  voluntarily
                                                      ------------
reduce the Commitment Amount; provided,  however, that all such reductions shall
                              --------   -------
require at least three Business Days' prior notice to the Agent and be permanent, and any partial reduction of the Commitment Amount shall be in a minimum amount of $1,000,000 and in an integral multiple of $500,000.

         SECTION II.3  Borrowing  Procedure.  By delivering a written  Borrowing
                       --------------------
Request to the Agent on or before 11:00 a.m., Chicago time, on a Business Day, the Borrower may from time to time irrevocably request, (i) with respect to Reference Rate Loans, on not less than one nor more than three Business Days' notice and (ii) with respect to Eurodollar Loans, on not less than three nor more than five Business Days' notice, that a Borrowing be made in a minimum amount of $1,000,000 and an integral multiple of $500,000, or, if less, in the unused amount of the Commitments. On the terms and subject to the conditions of this Agreement, each Borrowing shall be comprised of the type of Loans, shall be made on the Business Day and, with respect to Eurodollar Loans, shall be for the Interest Period, specified in such Borrowing Request. On or before 12:00 noon (Chicago time) on such Business Day each Lender shall deposit with the Agent same day funds in an amount equal to such Lender's Percentage of the requested Borrowing. Such deposit will be made to an account which the Agent shall specify from time to time by notice to the Lenders. To the extent funds are received from the Lenders, the Agent shall make such funds available to the Borrower by wire transfer to the accounts the Borrower shall have specified in its Borrowing Request. No Lender's obligation to make any Loan shall be affected by any other Lender's failure to make any Loan.

         SECTION II.4  Continuation  and Conversion  Elections.  By delivering a
                       ---------------------------------------
Continuation/Conversion Notice to the Agent, the Borrower may from time to time irrevocably elect that all, or any portion in an aggregate minimum amount of $1,000,000 and an integral multiple of $500,000, of any Loans be, in the case of Reference Rate Loans, converted into Eurodollar Loans or, in the case of Eurodollar Loans, be converted into Reference Rate Loans or continued as
Eurodollar  Loans;   provided,   however,  that  (i)  each  such  conversion  or
                     --------    -------
continuation shall be pro rata among the applicable outstanding Loans of all Lenders, and (ii) no portion of the outstanding principal amount of any Loans may be continued as, or be converted into, Eurodollar Loans when any Default has occurred and is continuing. Such Continuation/ Conversion Notice shall be delivered on or before 11:00 a.m., Chicago time, on a Business Day (i) with respect to Loans being converted into or continued as Reference Rate Loans, on not less than one nor more than three Business Days' notice and (ii) with respect to Loans being converted into or continued as Eurodollar Loans, on not less than three nor more than five Business Days' notice (in the absence of delivery of a Continuation/Conversion Notice with respect to any Eurodollar Loan at least two Business Days before the last day of the then current Interest Period with respect thereto, such Eurodollar Loan shall, on such last day, automatically convert to a Reference Rate Loan).

         SECTION  II.5  Funding.  Each Lender may, if it so elects,  fulfill its
                        -------
obligation to make, continue or convert Eurodollar Loans hereunder by causing one of its foreign branches or Affiliates (or an international banking facility created by such Lender) to make or maintain such Eurodollar Loan; provided,
                                                                       --------
however, that such Eurodollar Loan shall nonetheless be deemed to have been made
-------
and to be held by such Lender, and the obligation of the Borrower to repay such Eurodollar Loan shall nevertheless be to such Lender for the account of such foreign branch, Affiliate or international banking facility. In addition, the Borrower hereby consents and agrees that, for purposes of any determination to be made for purposes of Sections 4.1, 4.2, 4.3 or 4.4, it shall be conclusively
                        ------------  ---  ---    ---
assumed  that each Lender  elected
to fund all Eurodollar Loans by purchasing Dollar deposits in its Eurodollar Office's interbank eurodollar market.

         SECTION II.6 Loan Accounts.  (a) The Loans made by each Lender shall be
                      -------------
evidenced by one or more loan accounts or records maintained by such Lender in the ordinary course of business. The loan accounts or records maintained by the Agent and each Lender shall be conclusive absent manifest error of the amount of the Loans made by the Lenders to the Borrower and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Borrower hereunder to pay any amount owing with respect to the Loans.

         (b) Upon the request of any Lender made through the Agent, the Loans made by such Lender may be evidenced by one or more Notes, instead of loan accounts. Each such Lender shall endorse on the schedules annexed to its Note(s) the date, amount and maturity of each Loan made by it and the amount of each payment of principal made by the Borrower with respect thereto. Each such Lender is irrevocably authorized by the Borrower to endorse its Note(s) and each Lender's record shall be conclusive absent manifest error; provided, however,
                                                             --------   -------
that the failure of a Lender to make, or an error in making, a notation thereon with respect to any Loan shall not limit or otherwise affect the obligations of the Borrower hereunder or under any such Note to such Lender.


                                   ARTICLE III

                   REPAYMENTS, PREPAYMENTS, INTEREST AND FEES

         SECTION III.1 Repayments and  Prepayments.  The Borrower shall repay in
                       ---------------------------
full the unpaid principal amount of each Loan upon the Commitment Termination Date therefor. Prior thereto, the Borrower

                  (a) may, from time to time on any Business Day, make a voluntary prepayment, in whole or in part, of the outstanding principal amount of any Loans; provided, however, that
                              --------  -------

                           (1) any such prepayment  shall be made pro rata among
                  Loans of the same type and, if applicable, having the same Interest Period of all Lenders;

                           (2) all such voluntary  prepayments  shall require at
                  least three but no more than five Business

                  Days' prior written notice to the Agent and shall specify type of Loan being prepaid; and

                           (3) all such voluntary  partial  prepayments shall be
                  in an aggregate minimum amount of $1,000,000 and an integral multiple of $500,000;

         provided  further,  that  any  prepayment  of Loans  may be  reborrowed
         --------  -------
         subject to the terms of this Agreement; and

                  (b) shall, on each date when any reduction in the Commitment Amount shall become effective, including pursuant to Section 2.2, make
                                                               -----------
         a mandatory prepayment of all Loans equal to the excess, if any, of the aggregate, outstanding principal amount of all Loans over the Commitment Amount as so reduced;

                  (c) shall, immediately upon any acceleration of the Commitment Termination Date of any Loans pursuant to Section 8.2 or Section 8.3,
                                                     -----------    -----------
         repay all Loans, unless, pursuant to Section 8.3, only a portion of all
                                              -----------
         Loans is so accelerated.

Each prepayment of any Loans made pursuant to this Section shall be without premium or penalty, except as may be required by Section 4.4. No voluntary
                                                    ------------
prepayment of principal of any Loans shall cause a reduction in the Commitment Amount.

         SECTION  III.2  Interest   Provisions.   Interest  on  the  outstanding
                         ---------------------
principal  amount of Loans shall accrue and be payable in  accordance  with this
Section 3.2.

         SECTION III.2.1 Rates. Pursuant to an appropriately delivered Borrowing
                         -----
Request or Continuation/Conversion Notice, the Borrower may elect that Loans comprising a Borrowing accrue interest at a rate per annum:

                  (a) on that portion maintained from time to time as a Reference Rate Loan, equal to the Alternate Reference Rate from time to time in effect; and

                  (b) on that portion maintained as a Eurodollar Loan, during each Interest Period applicable thereto, equal to the sum of the Offshore Rate for such Interest Period plus the Applicable Margin.

         SECTION  III.2.2  Post-Maturity  Rates.  After  the date any  principal
                           --------------------
amount of any Loan is due and payable (whether on the Commitment Termination Date, upon acceleration or otherwise), or




                                    - 24 - 1
after any other monetary Obligation of the Borrower shall have become due and payable, the Borrower shall pay, but only to the extent permitted by law, interest (after as well as before judgment) on such amounts at a rate per annum equal to the Alternate Reference Rate plus a margin of 2%.

         SECTION III.2.3 Payment Dates.  Interest  accrued on each Loan shall be
                         -------------
payable, without duplication:

                  (a) on the Commitment Termination Date therefor;

                  (b) with respect to Reference  Rate Loans,  on each  Quarterly
         Payment Date occurring after the date of the initial Borrowing hereunder;

                  (c) with respect to Eurodollar Loans, the last day of each applicable Interest Period (and, if such Interest Period shall exceed three months, at three month intervals) and on the date of any payment or prepayment, in whole or in part, of principal outstanding on such Loan; and

                  (d) on that portion of any Loans the Commitment Termination Date of which is accelerated pursuant to Section 8.2 or Section 8.3,
                                                    -----------    ------------
         immediately upon such acceleration.

Interest accrued on Loans or other monetary Obligations arising under this Agreement or any other Loan Document after the date such amount is due and payable (whether on the Commitment Termination Date, upon acceleration or otherwise) shall be payable upon demand.

         SECTION III.3 Fees. The Borrower agrees to pay the fees set forth in this Section 3.3. All such fees shall be non-refundable.
     -----------

         SECTION III.3.1  Facility Fees. The Borrower shall pay to the Agent for
                          -------------
the  account of each  Lender a facility  fee (the  "Facility  Fee") on the daily
                                                    -------------
amount of such Lender's Commitment (whether or not used), computed on a daily basis, which Facility Fee shall be determined on the basis of the higher of the S&P Rating and the Moody's Rating as follows:

|------------------------------------------------------------------------------|
|              If the higher of the              |   Then the Facility Fee     |
|               S&P Rating and the               |   for such day shall be     |
|                Moody's Rating is:              |  calculated on the basis    |
|------------------------|-----------------------|  of a percentage rate per   |
|     S&P Rating         |    Moody's Rating     |       annum equal to:       |
|------------------------|-----------------------|-----------------------------|
| A or higher            | A2 or higher          |          .07%               |
|------------------------|-----------------------|-----------------------------|
| A-                     | A3                    |          .08%               |
|------------------------|-----------------------|-----------------------------|
| BBB+                   | Baa1                  |          .095%              |
|------------------------|-----------------------|-----------------------------|
| BBB                    | Baa2                  |          .11%               |
|------------------------|-----------------------|-----------------------------|
| BBB- or lower          | Baa3 or lower         |          .125%              |
|------------------------|-----------------------|-----------------------------|

         Any change in the percentage rate per annum on the basis of which the Facility Fee is calculated, resulting from a change in either the S&P Rating and/or the Moody's Rating, shall be effective for purposes of calculating the Facility Fee as of the day immediately following such change; provided, further,
                                                              --------  -------
that for purposes of determining the higher of the S&P Rating and the Moody's Rating, the A, A-, BBB+, BBB and BBB- rating levels of S&P shall correspond to and be deemed the equivalent of the A2, A3, Baa1, Baa2 and Baa3 rating levels, respectively, of Moody's. If only one of a Moody's Rating and an S&P Rating exists at any time, then the percentage rate per annum on the basis of which the Facility Fee is calculated during such time shall be determined as set forth above based on such existing rating. If at any time there exists neither a Moody's Rating nor an S&P Rating, the percentage rate per annum on the basis of which the Facility Fee is calculated during such time shall be .125%.

         Such Facility Fee shall accrue from the Closing Date to the Commitment Termination Date and shall be due and payable on each Quarterly Payment Date occurring after the date of the initial Borrowing hereunder, through the Commitment Termination Date, with the final payment to be made on the Commitment Termination Date; provided that, in connection with any reduction or termination
                  --------
of  Commitments  under Section 2.2, the accrued  Facility Fee calculated for the
                       -----------
period ending on such date shall also be paid on the date of such reduction or termination, with the following quarterly payment being calculated on the basis of the period from such reduction or termination date to such quarterly payment date. The Facility Fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article V are not met.
                                                ---------

         SECTION  III.3.2 Other Fees. The Borrower shall pay an arrangement  fee
                          ----------
to the Arranger for the Arranger's own account, and shall pay an agency fee to the Agent for the Agent's own account, as referenced in the term sheet dated January 16, 1998 or as shall be agreed to, in writing, by the Borrower from time to time.


                                   ARTICLE IV

                   CERTAIN OFFSHORE RATE AND OTHER PROVISIONS

         SECTION IV.1 Fixed Rate Lending Unlawful. If any Lender shall determine
                      ---------------------------
in good faith (which determination shall, upon notice thereof to the Borrower and the Lenders, be conclusive and binding on the Borrower) that the introduction of or any change in or in the interpretation of any law makes it unlawful, or any central bank or other Governmental Authority asserts that it is unlawful, for such Lender to make, continue or maintain any Loan as, or to convert any Loan into, a Eurodollar Loan, the obligations of all Lenders to make, continue, maintain or convert any such Loans shall, upon such determination, forthwith be suspended until such Lender shall notify the Agent that the circumstances causing such suspension no longer exist, and all Eurodollar Loans shall automatically convert into Reference Rate Loans at the end of the then current Interest Periods with respect thereto or sooner, if required by such law or assertion.

         SECTION IV.2 Deposits  Unavailable.  If the Agent shall have determined
                      ---------------------
in good faith that by reason of circumstances affecting BofA's relevant market, adequate means do not exist for ascertaining the interest rate applicable hereunder to Eurodollar Loans, then, upon notice from the Agent to the Borrower and the Lenders, the obligations of all Lenders under Section 2.3 and Section
                                                         -----------     -------
2.4 to make or continue  any Loans as, or to convert any Loans into,  Eurodollar
---
Loans shall forthwith be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

         SECTION IV.3 Increased  Eurodollar Loan Costs, etc. The Borrower agrees
                      -------------------------------------
to reimburse each Lender for any increase in the cost to such Lender of, or any reduction in the amount of any sum receivable by such Lender in respect of, making, continuing or maintaining (or of its obligation to make, continue or maintain) any Loans as, or of converting (or of its obligation to convert) any Loans into, Eurodollar Loans; it being understood that the Borrower shall not be required to reimburse any Lender for any costs of maintaining reserves that have been incorporated into the calculation of the Offshore Rate. Such Lender shall promptly notify the Agent and the Borrower in writing of the occurrence of any such event, such notice to state, in reasonable detail, the reasons therefor and the additional amount required fully to compensate such Lender for such increased cost or reduced amount; provided, that such Lender shall not be entitled to
                    --------
reimbursement for any period more than thirty days prior to such notice (other than a notice of a change in law or regulation having a retroactive impact, in which case such Lender shall be entitled to reimbursement only if notice is given within thirty days after the adoption of such law or regulation); provided, further, that if such Lender shall make a claim for any increased
--------   -------
costs under this  Section 4.3 and  thereafter  such costs  shall  decrease,  the
                  -----------
Borrower shall be entitled to the benefit of any such decrease in costs. Such additional amounts shall be payable by the Borrower directly to such Lender within five days of its receipt of such notice, and such notice shall, in the absence of manifest error, be conclusive and binding on the Borrower.

         SECTION  IV.4 Funding  Losses.  In the event any Lender shall incur any
                       ---------------
loss or expense (including any loss or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to make, continue or maintain any portion of the principal amount of any Loan as, or to convert any portion of the principal amount of any Loan into, a Eurodollar Loan) as a result of

                  (a) any conversion or repayment or prepayment of the principal amount of any Eurodollar Loans on a date other than the scheduled last day of the Interest Period applicable thereto, whether pursuant to
         Section 3.1 or otherwise;
         -----------

                  (b) any Loans not being made as Eurodollar Loans in accordance with the Borrowing Request therefor; or

                  (c) any Loans not being continued as, or converted into, Eurodollar Loans in accordance with the Continuation/ Conversion Notice therefor,

then, upon the written notice of such Lender to the Borrower (with a copy to the Agent), the Borrower shall, within five days of its receipt thereof, pay directly to such Lender such amount as will (in the reasonable determination of such Lender) reimburse such Lender for such loss or expense. Such written notice (which shall include calculations in reasonable detail) shall, in the absence of manifest error, be conclusive and binding on the Borrower.

         SECTION  IV.5  Increased  Capital  Costs.  If  any  change  in,  or the
                        -------------------------
introduction, adoption, effectiveness, interpretation, reinterpretation or phase-in of, any law or regulation (other than any law or regulation presently in effect which provides for a phase-in of increased capital requirements), directive, guideline, decision or request (whether or not having the force of law) of any court, central bank, regulator or other Governmental Authority affects the amount of capital required or expected to be maintained by any Lender or any Person controlling such Lender, and such Lender determines (in its sole and absolute discretion) that the rate of return on its or such controlling Person's capital as a consequence of its Commitment or the Loans made by such Lender is reduced to a level below that which such Lender or such controlling Person could have achieved but for the occurrence of any such circumstance, then, in any such case upon notice from time to time by such Lender to the Borrower, the Borrower shall immediately pay directly to such Lender additional amounts sufficient to compensate such Lender or such controlling Person for such reduction in rate of return. A statement of such Lender as to any such additional amount or amounts (including calculations thereof in reasonable detail) shall, in the absence of manifest error, be conclusive and binding on the Borrower; it being understood that the Borrower shall not be required to reimburse any Lender for any costs reimbursed by the Borrower to such Lender pursuant to Section 4.3. In determining such amount, such Lender may use any
            -----------
method of averaging and attribution that it (in its sole and absolute discretion) shall deem applicable.

         SECTION  IV.6 Taxes.  (a) Any and all  payments by the Borrower to each
                       -----
Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrower shall pay all Other Taxes.

         (b) The Borrower agrees to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by the Lender or the Agent and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Lender or the Agent makes written demand therefor. Upon receipt of notice by any Lender or the Agent of any Taxes or Other Taxes for which indemnification would be available under this Section 4.6,
                                                                            ---
such Lender or the Agent shall notify the Borrower so that the Borrower may have the opportunity to cooperate with such Lender or the Agent to contest such Taxes or Other Taxes.

         (c) If the Lender shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

                  (i) the sum payable shall be increased as necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Lender or the Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions or withholdings been made;

                  (ii) the Borrower shall make such deductions and withholdings;

                  (iii) the Borrower shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

                  (iv) the Borrower shall also pay to each Lender or the Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes or Other Taxes had not been imposed.

         (d) Within 30 days after the date of any payment by the Borrower of Taxes or Other Taxes, the Borrower shall furnish the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.

         (e) If the Borrower is required to pay additional amounts to any Lender or the Agent pursuant to subsection (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Lender which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

         SECTION IV.7 Payments,  Computations,  etc. Unless otherwise  expressly
                      -----------------------------
provided herein or therein, all payments by the Borrower pursuant to this Agreement or any other Loan Document shall be made by the Borrower to the Agent for the pro rata account of the Lenders entitled to receive such payment. All such payments required to be made to the Agent shall be made, without setoff, deduction or counterclaim, not later than 11:00 a.m., Chicago time, on the date due, in same day or immediately available funds, to such account as the Agent shall specify from time to time by notice to the Borrower. Funds received on said Business Day but after such time shall be deemed to have been received by the Agent on the next succeeding Business Day. The Agent shall promptly remit in same day funds to each Lender its share, if any, of such payments received by the Agent for the account of such Lender. All interest and fees shall be computed on the basis of the actual number of days (including the first day but excluding the last day) occurring during the period for which such interest or fee is payable over a year comprised of 360 days. Whenever any payment to be made shall otherwise be due on a day which is not a Business Day, such payment shall (except as otherwise required by clause (c) of the definition of the term
                                        ----------
"Interest  Period"  with  respect  to  Eurodollar  Loans)  be made  on the  next
 ----------------
succeeding Business Day and such extension of time shall be included in computing interest and fees, if any, in connection with such payment.

         SECTION  IV.8  Sharing  of  Payments.  If any Lender  shall  obtain any
                        ---------------------
payment or other recovery (whether voluntary, involuntary, by application of setoff or otherwise) on account of any Loan (other than pursuant to the terms of Sections 4.3, 4.4 4.5 and 4.6) in excess of its pro rata share of payments then
-------------  --- ---     ---                   --- ----
or therewith obtained by all Lenders, such Lender shall purchase from the other Lenders such participations in Loans made by them as shall be necessary to cause such purchasing Lender to share the excess payment or other recovery ratably with each of them; provided, however, that if all or any portion of the excess
                   --------   -------
payment or other recovery is thereafter recovered from such purchasing Lender, the purchase shall be rescinded and each Lender which has sold a participation to the purchasing Lender shall repay to the purchasing Lender the purchase price to the ratable extent of such recovery together with an amount equal to such selling Lender's ratable share (according to the proportion of

                  (a) the amount of such selling Lender's required repayment to the purchasing Lender to
--

                  (b) the total amount so recovered from the purchasing Lender)

of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section may, to the fullest extent permitted by law, exercise all its rights of payment (including pursuant to Section 4.9) with respect to such participation as fully
                        -----------
as if such Lender were the direct creditor of the Borrower in the amount of such participation. If under any applicable bankruptcy, insolvency or other similar law, any Lender receives a secured claim in lieu of a setoff to which this Section applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders entitled under this Section to share in the benefits of any recovery on such secured claim.

         SECTION IV.9 Setoff.  Each Lender  shall,  upon the  occurrence  of any
                      ------
Default  described  in clauses (a) through (d) of Section  8.1.9 with respect to
                       -----------         ---    --------------
the Borrower or any Subsidiary or, with the consent of the Required Lenders, upon the occurrence of any other Event of Default, have the right to appropriate and apply to the payment of the Obligations owing to it (whether or not then due), and (as security for such Obligations) the Borrower hereby grants to each Lender a continuing security interest in, any and all balances, credits, deposits, accounts or moneys of the Borrower then or thereafter maintained with such Lender; provided, however, that any such appropriation and application
              --------   -------
shall be subject to the  provisions of Section 4.8. Each Lender agrees  promptly
                                       -----------
to notify the Borrower and the Agent after any such setoff and application made by such Lender; provided, however, that the failure to give such notice shall
                 --------   -------
not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff under applicable law or otherwise) which such Lender may have.

         SECTION IV.10 Use of Proceeds. The Borrower shall apply the proceeds of
                       ---------------
each Borrowing for general corporate purposes and working capital purposes of the Borrower and its Subsidiaries; after applying the proceeds of any proposed Borrowing, not more than 25% of the value (as determined by any reasonable method) of the consolidated total assets of the Borrower is represented by "margin stock", as defined in F.R.S. Board Regulation U.

                                    ARTICLE V

                             CONDITIONS TO BORROWING

         SECTION V.1 Initial  Borrowing.  The effectiveness of the amendment and
                     ------------------
restatement hereof and the obligations of the Lenders to fund the initial Borrowing shall be subject to the prior or concurrent satisfaction of each of the conditions precedent set forth in this Section 5.1.
                                           -----------

         SECTION V.1.1 Resolutions,  etc. The Agent shall have received from the
                       -----------
Borrower a certificate substantially in the form of Exhibit F, dated the date of
                                                    ---------
the initial Borrowing, of its Secretary or Assistant Secretary as to

                  (a) resolutions of its Board of Directors or its Executive Committee then in full force and effect authorizing the execution, delivery and performance of this Agreement and each other Loan Document to be executed by it; and

                  (b) the incumbency and signatures of those of its officers authorized to act with respect to this Agreement and each other Loan Document executed by it,

upon which certificate, Agent and each Lender may conclusively rely until it shall have received a further certificate of the Secretary or Assistant Secretary of the Borrower canceling or amending such prior certificate.

         SECTION  V.1.2  Organic  Documents.  The Agent shall have  received the
                         ------------------
articles or certificate of incorporation and the bylaws of the Borrower as in effect on the Effective Date, certified by the Secretary or Assistant Secretary of the Borrower as of the Closing Date.

         SECTION  V.1.3  Opinion of Counsel.  The Agent  shall have  received an
                         ------------------
opinion, dated the date of the initial Borrowing and addressed to the Agent and all Lenders, from Wayne A. Sinclair, General Counsel for the Borrower, substantially in the form of Exhibit E hereto.
                             ---------

         SECTION  V.1.4  Closing  Fees,  Expenses,  etc.  The Agent  shall  have
                         ------------------------------
received for its own account, or for the account of each Lender, as the case may be, all fees, costs and expenses due and payable pursuant to Sections 3.3 and
                                                                ------------
10.3, if then invoiced.
----

         SECTION V.1.5 Other Documents. The Agent shall have received such other
                       ---------------
approvals, opinions, documents or materials as the Agent, counsel to the Agent or any Lender may reasonably request.

         SECTION V.2 All  Borrowings.  The obligation of each Lender to fund any
                     ---------------
Loan on the occasion of any Borrowing (including the initial Borrowing) shall be subject to the satisfaction of each of the conditions precedent set forth in this Section 5.2.
     -----------

         SECTION V.2.1 Compliance with Warranties,  No Default, etc. Both before
                       --------------------------------------------
and after giving effect to any Borrowing (but, if any Default of the nature referred to in Section 8.1.5 shall have occurred with respect to any other
                --------------
Indebtedness, without giving effect to the application, directly or indirectly, of the proceeds thereof) the following statements shall be true and correct.

                  (a) the  representations  and warranties set forth in, Article
                                                                         -------
         VI (excluding,  however, those contained in Section 6.7), shall be true
         --                                          -----------
         and correct with the same effect as if then made (unless stated to relate solely to an earlier date, in which case such representations and warranties shall be true and correct as of such earlier date);

                  (b) except as disclosed by the Borrower to the Agent and the Lenders pursuant to Section 6.7,
                             -----------

                           (1) no labor controversy,  litigation, arbitration or
                  governmental  investigation  or proceeding  (other than such a controversy, litigation, arbitration, investigation or proceeding in the ordinary course of business of the Insurance Subsidiaries) shall be pending or, to the knowledge of the Borrower, threatened against the Borrower or any of its Subsidiaries which might materially adversely affect (it being agreed that for the purpose of this Section 5.2.1(b), any such
                                                      ----------------
                  labor controversy, litigation, arbitration or governmental investigation or proceeding having an effect equal to or less than 10% of Net Worth shall not be deemed material) the Borrower's consolidated business, operations, assets, revenues, properties or prospects or which purports to affect the legality, validity or enforceability of this Agreement or any other Loan Document; and

                           (2) no  development  shall have occurred in any labor
                  controversy, litigation, arbitration or governmental investigation or proceeding disclosed pursuant to Section 6.7
                                                                     -----------
                  which  might  materially  adversely  affect  the  consolidated businesses, operations, assets, revenues, properties or prospects of the Borrower and its Subsidiaries; and

                  (c) no Default shall have then occurred and be continuing, and the Borrower shall not be in material violation of any law or governmental regulation or court order or decree.

         SECTION  V.2.2  Borrowing  Request.  The Agent  shall  have  received a
                         ------------------
Borrowing Request for such Borrowing. Each of the delivery of a Borrowing Request and the acceptance by the Borrower of the proceeds of such Borrowing shall constitute a representation and warranty by the Borrower that on the date of such Borrowing (both immediately before and after giving effect to such Borrowing and the application of the proceeds thereof) the statements made in
Section 5.2.1 are true and correct.
-------------

         SECTION  V.2.3  Satisfactory  Legal  Form.  All  documents  executed or
                         -------------------------
submitted pursuant hereto by or on behalf of the Borrower or any of its Subsidiaries shall be satisfactory in form and substance to the Agent and its counsel; the Agent and its counsel shall have received all information, approvals, opinions, documents or instruments as the Agent or its counsel may reasonably request.


                                   ARTICLE VI

                         REPRESENTATIONS AND WARRANTIES

         In order to induce the Lenders and the Agent to enter into this Agreement and to make Loans hereunder, the Borrower represents and warrants unto the Agent and each Lender as set forth in this Article VI.
                                               ----------

         SECTION  VI.1   Organization,   etc.  The  Borrower  and  each  of  its
                         --------------------
Subsidiaries is a corporation validly organized and existing and in good standing under the laws of the jurisdiction of its incorporation, is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature of its business requires such qualification except where the failure to qualify would not have a Material Adverse Effect, and has full power and authority and holds all requisite governmental licenses, permits and other approvals to enter into and perform its Obligations under this Agreement and each other Loan Document to which it is a party and to own and hold under lease its property and to conduct its business substantially as currently conducted by it (except where the failure to hold any government license, permit or approval required for the Borrower or any of its Subsidiaries to own or hold under lease its property or to conduct its business substantially as currently conducted by it would not have a Material Adverse Effect).

         SECTION VI.2 Due Authorization,  Non-Contravention, etc. The execution,
                      -------------------------------------------
delivery and performance by the Borrower of this Agreement and each other Loan Document executed or to be executed by it, are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not

                  (a) contravene the Borrower's Organic Documents;

                  (b)   contravene   any   contractual   restriction,   law   or
         governmental regulation or court decree or order binding on or affecting the Borrower; or

                  (c) result in, or require the creation or imposition of, any Lien on any of the Borrower's properties.

         SECTION VI.3 Government  Approval,  Regulation,  etc. No authorization,
                      ----------------------------------------
consent or approval or other action by, and no notice to or filing with, any Governmental Authority or regulatory body or other Person is required for the due execution, delivery or performance by the Borrower of this Agreement or any other Loan Document. Neither the Borrower nor any of its Subsidiaries is an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

         SECTION VI.4 Validity, etc. This Agreement constitutes,  and each other
                      --------------
Loan Document executed by the Borrower will, on the due execution and delivery thereof, constitute, the legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms.

         SECTION VI.5 Financial Statements.
                      --------------------

         SECTION VI.5.1 GAAP Financial Statements.  The audited consolidated and
                        -------------------------
unaudited consolidating balance sheets as at

December 31, 1996 and the unaudited consolidated and consolidating balance sheets as at September 30, 1997 of the Borrower and each of its Subsidiaries and the related statements of earnings and cash flow of the Borrower and each of its Subsidiaries, copies of which have been furnished to the Agent and each Lender, have been prepared in accordance with GAAP consistently applied, and present fairly the consolidated financial condition of the corporations covered thereby as at the dates thereof and the results of their operations for the periods then ended.

         SECTION VI.5.2 Statutory Financial Statements.
                        ------------------------------

                  (a) The Annual Statements of each Insurance Subsidiary including, without limitation, the provisions made therein for investments and the valuation thereof, reserves, policy and contract claims and Statutory Liabilities, as filed with the appropriate Governmental Authority of its state of domicile or, with respect to any non-U.S. domiciled Insurance Subsidiary with the applicable non-U.S.
         Governmental  Authority (the "Department") and delivered to each Lender
                                       ----------
         prior to the  execution and delivery of this  Agreement,  as of and for the 1996 Fiscal Year, and as of and for the Fiscal Quarter ended September 30, 1997 (collectively, the "Statutory Financial
                                                           ---------------------
         Statements"),  have been prepared in  accordance  with SAP applied on a
         ----------
         consistent basis (except as noted therein). Each such Statutory Financial Statement was in compliance with applicable law when filed. The Statutory Financial Statements fairly present the financial position, the results of operations, changes in equity and changes in financial position of the Insurance Subsidiaries as of and for the respective dates and periods indicated therein in accordance with SAP applied on a consistent basis, except as set forth in the notes thereto or in Item 6.5.2(a) ("Unreported Changes in Financial Position") of the
               -------------
         Disclosure Schedule. Except for liabilities and obligations, including, without limitation, reserves, policy and contract claims and Statutory Liabilities (all of which have been computed in accordance with SAP), disclosed or provided for in the Statutory Financial Statements, the Insurance Subsidiaries did not have, as of the respective dates of each of such financial statements, any liabilities or obligations (whether absolute or contingent and whether due or to become due) which, in conformity with SAP, applied on a consistent basis, would have been required to be or should be disclosed or provided for in such financial statements. All books of account of the Insurance Subsidiaries fully and fairly disclose, in all material respects, all of the transactions, properties, assets, investments, liabilities and obligations of the Insurance Subsidiaries and all of such books of account are in the possession of such Insurance Subsidiaries and are true, correct and complete in all material respects.

                  (b) The investments reflected in the Annual Statements filed with the Department by the Insurance Subsidiaries with respect to the
         1996 Fiscal Year (the "1996 Annual  Statements")  and the September 30,
                                -----------------------
         1997 Quarterly Statement of the Insurance  Subsidiaries (the "Quarterly
                                                                       ---------
         Statement")  comply  in  all  material  respects  with  all  applicable
         ---------
         requirements of the applicable Department relating to investments in respect of which it may invest its funds.

                  (c) The provisions made in the 1996 Annual Statements and in the Quarterly Statement for reserves, policy and contract claims and Statutory Liabilities are in compliance in all material respects with the requirements of the applicable Department, and have been computed in accordance with SAP.

                  (d) Cash and Invested Assets (i) for U.S. domiciled Insurance Subsidiaries, as reflected in line 9, page 2, column 4 of the 1996 Annual Statements of property-casualty Insurance Subsidiaries and line 11, page 2, column 4 of the Annual Statements of life Insurance Subsidiaries and in the Quarterly Statement and (ii) for non-U.S. domiciled Insurance Subsidiaries, as reflected in the Annual Return to HM Treasury Insurance Directorate of such Insurance Subsidiaries, are valued at cost, amortized cost or market value, as noted on such Statutory Financial Statements and as required by applicable law.

                  (e) Except as set forth in Item  6.5.2(e)  ("Unreported  Stock
                                             --------------
         Dividends and Stock Acquisitions") of the Disclosure Schedule, no dividends or other distributions have been declared, paid or made upon any shares of capital stock of any Insurance Subsidiary or the Borrower, nor have any shares of such capital stock been redeemed, retired, purchased or otherwise acquired since September 30, 1997, other than as reflected in the consolidated balance sheet of such Insurance Subsidiary or the Borrower.

         SECTION  VI.6  No  Material  Adverse  Change.  Since  the  date  of the
                        -----------------------------
financial  statements  described  in  Section  6.5,  there has been no  material
                                      ------------
adverse change in the financial condition, operations, assets, business, properties or prospects of the Borrower and its Subsidiaries on a consolidated basis.

         SECTION VI.7 Litigation, Labor Controversies,  etc. There is no pending
                      --------------------------------------
or, to the knowledge of the Borrower, threatened litigation, action, proceeding, or labor controversy affecting the Borrower or any of its Subsidiaries, or any of their respective properties, businesses, assets or revenues, which may materially adversely affect (it being agreed that for the purpose of this
Section 6.7, any such litigation, action, proceeding or labor controversy having
-----------
an effect equal to or less than 10% of Net Worth shall not be deemed material) the financial condition, operations, assets, business, properties or prospects of the Borrower or any Subsidiary or which purports to affect the legality, validity or enforceability of this Agreement, the Notes or any other Loan Document, except as disclosed in Item 6.7 ("Litigation") of the Disclosure
                                    --------
Schedule.

         SECTION VI.8  Subsidiaries.  The Borrower has no  Subsidiaries,  except
                       ------------
those Subsidiaries

                  (a) which are identified in Item 6.8 ("Existing Subsidiaries")
                                              --------
         of the Disclosure Schedule; or

                  (b) which are permitted to have been acquired in accordance with Sections 7.2.4 and 7.2.6.
              --------------     -----

         SECTION  VI.9  Ownership  of  Properties.  The Borrower and each of its
                        -------------------------
Subsidiaries owns good and marketable title to all of its properties and assets, real and personal, tangible and intangible, of any nature whatsoever (including patents, trademarks, trade names, service marks and copyrights), free and clear of all Liens, charges or claims (including infringement claims with respect to patents, trademarks, copyrights and the like) except as permitted pursuant to
Section 7.2.2.
-------------

         SECTION  VI.10 Taxes.  The Borrower  and each of its  Subsidiaries  has
                        -----
filed all tax returns and reports required by law to have been filed by it and has paid all taxes and governmental charges thereby shown to be owing, except
(i) any such taxes or charges which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books or (ii) any such taxes or charges where the failure to pay such taxes or charges would not have a Material Adverse Effect.

         SECTION VI.11 ERISA  Compliance.  (a) Each Plan is in compliance in all
                       -----------------
material  respects with the applicable
provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Borrower, nothing has occurred which would cause the loss of such qualification. The Borrower and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

         (b) There are no pending or, to the best knowledge of Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

         (c) (i) No ERISA Event has occurred or is reasonably expected to occur;
(ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

         SECTION  VI.12  Insurance  Licenses.  Except  as set forth in Item 6.12
                         -------------------                           ---------
("Suspension or Revocation of Insurance Licenses") of the Disclosure Schedule, no license (including, without limitation, licenses or certificates of authority from applicable insurance departments), permits or authorizations of the Borrower or any of its Subsidiaries to transact insurance and reinsurance business (collectively, the "Licenses") is the subject of a proceeding for suspension or revocation or any similar proceedings, there is no sustainable basis for such a suspension or revocation, and no such suspension or revocation is threatened by any state insurance department or any other Governmental Authority.

         SECTION VI.13 Environmental Warranty. All facilities and property owned
                       ----------------------
or leased by the Borrower or any of its Subsidiaries have been, and continue to be, owned or leased by the Borrower and its Subsidiaries in material compliance with all Environmental Laws and the Borrower and its Subsidiaries have no material liability with respect to Environmental Laws; provided that with
                                                             --------
respect to any facilities or property leased by the Borrower or any of its Subsidiaries, this Section shall not be deemed breached unless the Borrower or any of its Subsidiaries shall have a material liability with respect thereto.

         SECTION  VI.14  Regulations  G, U and X. The Borrower is not engaged in
                         -----------------------
the business of extending credit for the purpose of purchasing or carrying margin stock, and no proceeds of any Loans will be used for a purpose which violates, or would be inconsistent with, F.R.S. Board Regulation G, U or X. Terms for which meanings are provided in F.R.S. Board Regulation G, U or X or any regulations substituted therefor, as from time to time in effect, are used in this Section with such meanings.

         SECTION VI.15  Accuracy of  Information.  To the best of the Borrower's
                        ------------------------
knowledge, all factual information heretofore or contemporaneously furnished by or on behalf of the Borrower in writing to the Agent or any Lender for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all other such factual information hereafter furnished by or on behalf of the Borrower to the Agent or any Lender will be, true and accurate in every material respect on the date as of which such information is dated or certified and as of the date of execution and delivery of this Agreement by the Agent and such Lender, and such information is not, or shall not be, as the case may be, incomplete by omitting to state any material fact necessary to make such information not misleading.


                                   ARTICLE VII

                                    COVENANTS

         SECTION VII.1 Affirmative Covenants. The Borrower agrees with the Agent
                       ---------------------
and each Lender that, until all Commitments have terminated and all Obligations have been paid and performed in full, the Borrower will perform the obligations set forth in this Section 7.1, except as otherwise agreed by the Required
                   ------------
Lenders and the Agent in accordance with Section 10.1.
                                         ------------

         SECTION  VII.1.1  Financial  Information,  Reports,  Notices,  etc. The
                           ------------------------------------------------
Borrower will  furnish,
or will cause to be furnished, to the Agent, and the Agent will distribute to each Lender, copies of the following financial statements, reports, notices and information:

                  (a) as soon as available and in any event within 45 days after the end of each of the first three Fiscal Quarters of each Fiscal Year of the Borrower, consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Quarter and consolidated and consolidating statements of earnings and cash flow of the Borrower and its Subsidiaries for such Fiscal Quarter and for the period commencing at the end of the previous Fiscal Year and ending with the end of such Fiscal Quarter, certified by the Authorized Officer of the Borrower, all prepared in accordance with GAAP;

                  (b) as soon as available and in any event within 100 days after the end of each Fiscal Year of the Borrower, a copy of the annual audit report for such Fiscal Year for the Borrower and its Subsidiaries, including therein consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Year and audited consolidated and unaudited consolidating statements of earnings and cash flow of the Borrower and its Subsidiaries for such Fiscal Year, all prepared in accordance with GAAP and in the case of the annual audit report, the consolidated balance sheets and the consolidated statements of earnings and cash flow of the Borrower and its Subsidiaries, certified (without any Impermissible Qualification) in a manner acceptable to the Agent and the Required Lenders by Ernst & Young LLP or other independent public accountants acceptable to the Agent and the Required Lenders;

                  (c) as soon as possible, but in any event within 60 days after the end of each U.S. domiciled Insurance Subsidiary's Fiscal Year and within six months after the end of each U.K. domiciled Insurance Subsidiary's Fiscal Year, as applicable, a copy of the Annual Statement of each Insurance Subsidiary for such Fiscal Year prepared in accordance with SAP and accompanied by the certification of the chief financial Authorized Officer or chief executive officer of such Insurance Subsidiary that such financial statement is complete and correct and presents fairly in accordance with SAP the financial position of such Insurance Subsidiary for the period then ended;

                  (d) as soon as possible, but in any event within 45 days after the end of each of the first three Fiscal Quarters of each Fiscal Year, a copy of the quarterly statement of each Insurance Subsidiary for such Fiscal Quarter, all prepared in accordance with SAP and accompanied by the certification of the chief financial officer or chief executive officer of such Insurance Subsidiary that all such financial statements are complete and correct and present fairly in accordance with SAP the financial position of such Insurance Subsidiary for the periods then ended;

                  (e) within 90 days after the close of each Fiscal Year, a copy of each Insurance Subsidiary's "Statement of Actuarial Opinion" if such a statement is required to be provided to the Department (or equivalent information for each U.S. domiciled Insurance Subsidiary should the Department no longer require such a statement) as to the adequacy of loss reserves of such Insurance Subsidiary, which opinion shall be in the format prescribed by the Insurance Code;

                  (f) the following certificates and other information related to the Borrower and each of its Subsidiaries:

                           (1) not  later  than 30  days  after  the end of each
                  Fiscal Year, a copy of the Borrower's operating budget for the next succeeding Fiscal Year.

                           (2) not later than 30 days after received,  a copy of
                  any financial examination reports or market conduct examination reports by a Governmental Authority with respect to the Borrower or any of its Subsidiaries relating to the insurance business of the Borrower or such Subsidiary (when, and if, prepared); provided, that the Borrower or such
                                        --------
                  Subsidiary shall not have to deliver any interim report hereunder so long as a final report is issued and delivered to the Agent within 90 days of such interim report;

                           (3) within 13 Business Days of such notice, notice of
                  actual suspension, termination or revocation of any material License of the Borrower or any of its Subsidiaries by any Governmental Authority or of receipt of notice from any
                  Governmental Authority notifying the Borrower or any of its Subsidiaries of a hearing (which is not withdrawn within 10 days) relating to such a suspension, termination or revocation, including any request by a Governmental Authority which commits the Borrower or any of its Subsidiaries to take,
                  or  refrain  from  taking,   any
                  action or which otherwise materially and adversely affects the authority of the Borrower or any of its Subsidiaries to conduct its business;

                           (4) within three Business Days of such notice, notice
                  of any material pending or threatened investigation or regulatory proceeding (other than routine periodic investigations or reviews) by any Governmental Authority concerning the business, practices or operations of the Borrower or any of its Subsidiaries, including any agent or managing general agent thereof; and

                           (5) promptly,  notice of any actual material  changes
                  in the Insurance Code governing the investment or dividend practices of any Insurance Subsidiary;

                  (g) as soon as available and in any event within 45 days after the end of each of the first three Fiscal Quarters of each Fiscal Year and within 100 days of the end of each Fiscal Year, a certificate, executed by the chief financial Authorized Officer of the Borrower, showing (in reasonable detail and with appropriate calculations and computations in all respects satisfactory to the Agent and the Required Lenders) compliance with the financial covenants set forth in Section
                                                                         -------
         7.2.3;
         -----

                  (h) as soon as possible and in any event within three days after the discovery of the occurrence of each Default, a statement of the chief financial Authorized Officer of the Borrower setting forth details of such Default and the action which the Borrower has taken and proposes to take with respect thereto;

                  (i) within 30 days after the end of each Fiscal Quarter, notice of the occurrence of any material adverse development with respect to any litigation, action, proceeding, or labor controversy described in Section 6.7 (other than any litigation, action or
                        ------------
         proceeding in the ordinary course of the business of the Insurance Subsidiaries) during such Fiscal Quarter; or as soon as possible after the commencement of any material labor controversy, litigation, action or proceeding of the type described in Section 6.7 during such Fiscal
                                                  -----------
         Quarter, notice thereof, and, upon the request of the Agent, copies of all documentation relating to any of the foregoing;

                  (j) as soon as possible and in any event within three days after the entry of any judgment with respect to any litigation, action, proceeding or labor controversy described in Section 6.7, notice
                                                           ------------
         thereof and copies of all documentation relating thereto;

                  (k) promptly after the sending or filing thereof, copies of all reports which the Borrower sends to any of its security holders, and all significant reports and registration statements which the Borrower or any of its Subsidiaries files with the Securities and Exchange Commission or any national securities exchange;

                  (l) promptly after the occurrence of any of the following events affecting the Borrower or any ERISA Affiliate (but in no event more than 10 days after such event), any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Borrower or any ERISA Affiliate with respect to such event:

                           (i) an ERISA Event;

                           (ii) a  material  increase  in the  Unfunded  Pension
                  Liability of any Pension Plan;

                           (iii)  the  adoption  of,  or  the   commencement  of
                  contributions to, any Plan subject to Section 412 of the Code by the Borrower or any ERISA Affiliate; or

                           (iv) the adoption of any  amendment to a Plan subject
                  to Section 412 of the Code, if such amendment results in a material increase in contributions or Unfunded Pension Liability; and

                  (m) such other information respecting the condition or operations, financial or otherwise, of the Borrower or any of its Subsidiaries as any Lender through the Agent may from time to time reasonably request.

         SECTION VII.1.2  Compliance with Laws, etc. The Borrower will, and will
                          --------------------------
cause each of its Subsidiaries to, comply in all material respects with all applicable laws, rules, regulations and orders, such compliance to include (without limitation):

                  (a) the establishment of all insurance reserves required to be established under SAP and applicable laws restricting the investments of the Borrower or any of its Subsidiaries; and

                  (b) the maintenance and preservation of its corporate existence and qualification as a foreign corporation except where failure to maintain such existence and qualification would not have a Material Adverse Effect on the business and operations of the Borrower; and

                  (c) the payment, before the same becomes delinquent, of all taxes, assessments and governmental charges imposed upon it or upon its property except to the extent being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

         SECTION VII.1.3 Maintenance of Properties.  The Borrower will, and will
                         -------------------------
cause each of its Subsidiaries to, maintain, preserve, protect and keep its properties in good repair, working order and condition, ordinary wear and tear excepted, and make necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times unless the Borrower determines in good faith that the continued maintenance of any of its properties is no longer economically desirable.

         SECTION  VII.1.4  Insurance.  The Borrower will, and will cause each of
                           ---------
its Subsidiaries to, maintain or cause to be maintained with responsible insurance companies insurance with respect to its properties and business (including added expense coverage insurance) against such casualties and contingencies and of such types and in such amounts as is customary in the case of similar businesses and will, upon request of the Agent, furnish to each Lender and the Agent at reasonable intervals a certificate of an Authorized Officer of the Borrower setting forth the nature and extent of all insurance maintained by the Borrower and its Subsidiaries in accordance with this Section.

         SECTION  VII.1.5 Books and Records.  The Borrower  will, and will cause
                          -----------------
each of its Subsidiaries to, keep books and records which accurately reflect all of its business affairs and transactions and permit the Agent and each Lender or any of their respective representatives, at reasonable times and intervals, to visit all of its offices, to discuss its financial matters with its officers and independent public accountant (and the Borrower hereby authorizes such independent public accountant to discuss the Borrower's financial matters with each Lender or its representatives whether or not any representative of the Borrower is  present;  provided,  however  that the  Borrower  does not hereby  waive any
              ---------  -------
applicable privilege of said accountant and no discussion may be required hereunder with said accountant if the effect thereof would be to waive said privilege) and to examine (and, at the reasonable expense of the Borrower, photocopy extracts from) any of its books or other corporate records. The Borrower shall pay any reasonable fees of such independent public accountant incurred in connection with the Agent's or any Lender's exercise of its rights pursuant to this Section.

         SECTION  VII.1.6  Environmental  Covenant.  The Borrower will, and will
                           -----------------------
cause each of its Subsidiaries to, conduct its operations and keep and maintain its properties in compliance with all Environmental Laws.

         SECTION VII.2 Negative  Covenants.  The Borrower  agrees with the Agent
                       -------------------
and each Lender that, until all Commitments have terminated and all Obligations have been paid and performed in full, the Borrower will perform the obligations set forth in this Section 7.2, except as otherwise agreed by the Required
                   ------------
Lenders and the Agent in accordance with Section 10.1.
                                         ------------

         SECTION VII.2.1  Business  Activities.  The Borrower will not, and will
                          --------------------
not permit any of its Subsidiaries to, engage in any type of business activity except the businesses that the Borrower and any of its Subsidiaries are presently engaged in which are listed on Schedule II, and such activities as may
                                         -----------
be incidental or related thereto.

         SECTION  VII.2.2 Liens.  The Borrower will not, and will not permit any
                          -----
of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon any of its property, revenues or assets, whether now owned or hereafter acquired, except:

                  (a)  Liens  securing  payment  of  the  Obligations,   granted
         pursuant to any Loan Document;

                  (b) Liens for taxes, assessments or other governmental charges or levies not at the time delinquent or thereafter payable without penalty or being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books;

                  (c) Liens of carriers, warehousemen, mechanics, materialmen and landlords incurred in the ordinary course of business for sums not overdue or being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books;

                  (d) Liens incurred in the ordinary course of business in connection with workmen's compensation, unemployment insurance or other forms of governmental insurance or benefits, or to secure performance of tenders, statutory obligations, leases and contracts (other than for borrowed money) entered into in the ordinary course of business or to secure obligations on surety or appeal bonds;

                  (e) judgment Liens in existence less than 15 days after the entry thereof or with respect to which execution has been stayed or is not otherwise permitted under the law of the applicable jurisdiction or the payment of which is covered in full (subject to a customary deductible) by insurance maintained with responsible insurance companies;

                  (f) Liens granted to secure payment of Indebtedness which is incurred by the Borrower or any of its Subsidiaries to a vendor of any assets to finance its acquisition of such assets and covering only those assets acquired with the proceeds of such Indebtedness; provided that the aggregate amount of all such Liens shall not exceed $10 million; and

                  (g) Liens listed in Item 7.2.2(g) ("Other Permitted Liens") of the Disclosure Schedule.

         SECTION VII.2.3 Financial Condition. The Borrower will not permit:
                         -------------------

                  (a) its Debt to Capital Ratio to be greater than .35:1.

                  (b) the sum of (i) ACIC's  Surplus,  (ii)  HPIC's  Surplus and
         (iii) Unionamerica's net worth as reflected in its most recent quarterly report to the Department of Trade and Industry at any time to be less than $245,000,000.

                  (c) (i) The adjusted surplus of any Insurance Subsidiary calculated as of the end of any Fiscal Year (as determined under NAIC risk based capital guidelines) to be less than 100% (or in the case of ACIC 150%) of the Company Action Level (as defined under NAIC risk based capital guidelines), or (ii) the margin of solvency of Unionamerica to be less than the minimum required by any applicable Governmental Authority regulating United Kingdom insurance companies.

         SECTION VII.2.4 Investments. The Borrower will not, and will not permit
                         -----------
its Subsidiaries to make, incur, assume or suffer to exist any Investment in any other Person unless it meets the following requirements:

                  (a) all Investments by the Insurance Subsidiaries will be in compliance with the Insurance Code; and

                  (b) at least eighty-five percent (85%) of the Investments of the Borrower and its Subsidiaries (excluding Investments incurred in order to consummate acquisitions otherwise permitted pursuant to the first proviso of Section 7.2.6), will be invested in Investment Grade
         ----- -------    -------------
         Securities.

         SECTION VII.2.5 Restricted Payments, etc. On and at all times after the
                         ------------------------
Effective Date:

                  (a) the Borrower will not declare, pay or make any dividend or distribution (in cash, property or obligations) on any shares of any class of capital stock (now or hereafter outstanding) of the Borrower or on any warrants, options or other rights with respect to any shares of any class of capital stock (now or hereafter outstanding) of the Borrower (other than dividends or distributions payable in its common stock or warrants to purchase its common stock or splitups or reclassifications of its stock into additional or other shares of its common stock) or apply, or permit any of its Subsidiaries to apply, any of its funds, property or assets to the purchase, redemption, sinking fund or other retirement of, or agree or permit any of its Subsidiaries to purchase or redeem, any shares of any class of capital stock (now or hereafter outstanding) of the Borrower, or warrants, options or other rights with respect to any shares of any class of capital stock (now or hereafter outstanding) of the Borrower; except that, so long as no Default has occurred and is continuing or would occur after giving effect thereto, (i) the Borrower may purchase its common stock for contribution to its employee profit sharing program and its employee stock investment program, (ii) the Borrower may declare dividends on its common stock and/or preferred stock or repurchase shares of its capital stock in an amount not to exceed in the aggregate for each Fiscal Year 50% of the average of the Borrower's consolidated net earnings after taxes for the three most recent Fiscal Years and may in one Fiscal Year during the term of this Agreement pay an amount of dividends up to the amount paid in the prior Fiscal Year without regard to the amount of the average of its consolidated net earnings after taxes in such prior three Fiscal Years and (iii) the Borrower may repurchase, pursuant to agreements presently existing and previously disclosed to the Lenders, shares of its capital stock (A) owned by members of the senior management of the Borrower, at such time as the employment of such members of the senior management may be terminated or (B) owned by directors of the Borrower and previously issued as compensation to said directors, upon termination of their services as directors.

                  (b) the Borrower will not, and will not permit any Subsidiary to, make any deposit for any of the foregoing purposes.

         SECTION VII.2.6 Consolidation,  Merger, etc. The Borrower will not, and
                         ---------------------------
will not permit any of its Subsidiaries to, liquidate or dissolve, consolidate with, or merge into or with, any other corporation, or purchase or otherwise acquire all or substantially all of the assets of any Person (or of any division thereof); provided, however, that the Borrower and its Subsidiaries shall be
           --------   -------
permitted to acquire assets or stock of other Persons the cash portion of the purchase price of which shall not exceed 35% of the sum of (i) the combined Surplus of the Insurance Subsidiaries (excluding Unionamerica) (as reflected on their most recent Annual Statements without duplication) plus (ii) the net worth of Unionamerica as reported in its most recent quarterly report to the Department of Trade and Industry in the aggregate for all such assets or stock acquired after the date hereof, less the cash portion of the aggregate amount of any acquisitions made pursuant to the proviso of Section 7.2.4; provided,
                                                      --------------   --------
however, that Subsidiaries other than Significant Subsidiaries may be liquidated
-------
or dissolved in the Borrower's discretion.

         SECTION VII.2.7  Transactions  with Affiliates.  The Borrower will not,
                          -----------------------------
and will not permit any of its Subsidiaries to, enter into any transaction with any Affiliate of the Borrower, except upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Borrower or such Subsidiary.

         SECTION VII.2.8  Negative  Pledges,  Restrictive  Agreements,  etc. The
                          --------------------------------------------------
Borrower will not, and will not permit any of its Significant Subsidiaries to, enter into any agreement (excluding this Agreement or any other Loan Document) prohibiting

                  (a)  the  creation  or   assumption   of  any  Lien  upon  its
         properties, revenues or assets, whether now owned or hereafter acquired, or the ability of the Borrower to amend or otherwise modify this Agreement or any other Loan Document; or

                  (b) the ability of any Significant Subsidiary to make any payments, directly or indirectly, to the Borrower by way of dividends, advances, repayments of loans or advances, reimbursements of management and other intercompany charges, expenses and accruals or other returns on investments, or any other agreement or arrangement which restricts the ability of any such Significant Subsidiary to make any payment, directly or indirectly, to the Borrower.


                                  ARTICLE VIII

                                EVENTS OF DEFAULT

         SECTION  VIII.1  Listing of Events of  Default.  Each of the  following
                          -----------------------------
events or occurrences  described in this Section 8.1 shall  constitute an "Event
                                         -----------                       -----
of Default".
----------

         SECTION VIII.1.1 Non-Payment of Obligations. The Borrower shall default
                          --------------------------
in the payment or prepayment when due of any principal of or interest on any Loan, or the Borrower shall default (and such default shall continue unremedied for a period of five days) in the payment when due of any commitment fee or of any other Obligation.

         SECTION VIII.1.2 Breach of Warranty.  Any representation or warranty of
                          ------------------
the Borrower made or deemed to be made hereunder or in any other Loan Document or any other writing or certificate furnished by or on behalf of the Borrower to the Agent or any Lender for the purposes of or in connection with this Agreement or any such other Loan Document (including any certificates delivered pursuant to Article V) is or shall be incorrect when made in any material respect.
   ---------

         SECTION VIII.1.3  Non-Performance of Certain Covenants and Obligations.
                           ----------------------------------------------------
The Borrower shall default in the due performance and observance of any of its obligations under Section 7.2 (excluding, however, those under Sections 7.2.4
                   -----------                                    --------------
and 7.2.8).
    -----

         SECTION  VIII.1.4  Non-Performance  of Other Covenants and Obligations.
                            ---------------------------------------------------
The Borrower shall default in the due performance and observance of any other agreement contained herein or in any other Loan Document, and such default shall continue unremedied for a period of 30 days after notice thereof shall have been given to the Borrower by the Agent or any Lender.

         SECTION VIII.1.5 Default on Other  Indebtedness.  A default shall occur
                          ------------------------------
in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any Indebtedness (other than Indebtedness described in Section 8.1.1) of the Borrower or any of its Subsidiaries having a
             -------------
principal amount, individually or in the aggregate, in excess of $5,000,000, or a default shall occur in the performance or observance of any obligation or condition with respect to such Indebtedness if the effect of such default is to accelerate the maturity of any such Indebtedness or such default shall continue unremedied for any applicable period of time sufficient to permit the holder or holders of such Indebtedness, or any trustee or agent for such holders, to cause such Indebtedness to become due and payable prior to its expressed maturity.

         SECTION  VIII.1.6  Judgments.  Any judgment or order for the payment of
                            ---------
money in excess of $5,000,000 shall be entered against the Borrower or any of its Subsidiaries and either

                  (a) enforcement proceedings shall have been commenced by any creditor upon such judgment or order; or

                  (b) there shall be any period of 60 consecutive days during which (i) a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect or is not otherwise permitted by the law of the applicable jurisdiction, or (ii) such judgment has not been paid; or

                  (c) a judgment Lien shall be entered and remain in existence for 15 days or more in respect of such judgment.

         SECTION  VIII.1.7  Pension  Plans.  (i) An ERISA Event shall occur with
                            --------------
respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Borrower under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $1,500,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $1,500,000; or (iii) the Borrower or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a

Multiemployer Plan in an aggregate amount in excess of $5,000,000.

         SECTION VIII.1.8  Control of the Borrower.  Any Change in Control shall
                           -----------------------
occur.

         SECTION VIII.1.9  Bankruptcy,  Insolvency,  etc. The Borrower or any of
                           -----------------------------
its Significant Subsidiaries shall

                  (a) become insolvent or generally fail to pay, or admit in writing its inability or unwillingness generally to pay, debts as they become due;

                  (b) apply for, consent to, or acquiesce in, the appointment of a trustee, receiver, sequestrator or other custodian for the Borrower or any of its Significant Subsidiaries or any property of any thereof, or make a general assignment for the benefit of creditors;

                  (c) in the absence of such application, consent or acquiescence, permit or suffer to exist the appointment of a trustee, receiver, sequestrator or other custodian for the Borrower or any of its Significant Subsidiaries or for a substantial part of the property of any thereof, and such trustee, receiver, sequestrator or other custodian shall not be discharged within 60 days, provided that the Borrower and each Significant Subsidiary hereby expressly authorizes the Agent and each Lender to appear in any court conducting any relevant proceeding during such 60-day period to preserve, protect and defend their rights under the Loan Documents;

                  (d) permit or suffer to exist the commencement of any bankruptcy, reorganization, debt arrangement or other case or proceeding under any bankruptcy or insolvency law, or any dissolution, winding up or liquidation proceeding, in respect of the Borrower or any of its Significant Subsidiaries, and, if any such case or proceeding is not commenced by the Borrower or such Significant Subsidiary, such case or proceeding shall be consented to or acquiesced in by the Borrower or such Significant Subsidiary or shall result in the entry of an order for relief or shall remain for 60 days undismissed, provided that the Borrower and each Significant Subsidiary hereby expressly authorizes the Agent and each Lender to appear in any court conducting any such case or proceeding during such 60-day period to preserve, protect and defend their rights under the Loan Documents; or

                  (e) take any action authorizing, or in furtherance of, any of the foregoing.

         SECTION VIII.2 Action if Bankruptcy.  If any Event of Default described
                        --------------------
in clauses  (a) through  (d) of Section  8.1.9  shall occur with  respect to the
   ------------          ---    --------------
Borrower or any Significant Subsidiary, the Commitments (if not theretofore terminated) shall automatically terminate and the outstanding principal amount of all outstanding Loans and all other Obligations shall automatically be and become immediately due and payable, without notice or demand.

         SECTION  VIII.3  Action  if Other  Event of  Default.  If any  Event of
                          -----------------------------------
Default (other than any Event of Default described in clauses (a) through (d) of
                                                      -----------         ---
Section 8.1.9 with respect to the Borrower or any Significant  Subsidiary) shall
-------------
occur for any reason, whether voluntary or involuntary, and be continuing, the Agent, upon the direction of the Required Lenders, shall by notice to the Borrower declare all or any portion of the outstanding principal amount of the Loans and other Obligations to be due and payable and/or the Commitments (if not theretofore terminated) to be terminated, whereupon the full unpaid amount of such Loans and other Obligations which shall be so declared due and payable shall be and become immediately due and payable, without further notice, demand or presentment, and/or, as the case may be, the Commitments shall terminate.


                                   ARTICLE IX

                                    THE AGENT

         SECTION  IX.1  Appointment  and   Authorization.   Each  Lender  hereby
                        --------------------------------
irrevocably (subject to Section 9.9) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent.

         SECTION  IX.2  Delegation  of Duties.  The Agent may execute any of its
                        ---------------------
duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

         SECTION IX.3  Liability  of Agent.  None of the  Agent-Related  Persons
                       -------------------
shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by the Borrower or any Subsidiary or Affiliate of the Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower or any of the Borrower's Subsidiaries or Affiliates.

         SECTION  IX.4  Reliance by Agent.  The Agent shall be entitled to rely,
                        -----------------
and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Lenders and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

         (b) For purposes of determining compliance with the conditions specified in Section 5.1, each Lender that has executed and delivered this
             ------------
Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Lender for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Lender.

         SECTION  IX.5 Notice of Default.  The Agent shall not be deemed to have
                       -----------------
knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Lenders, unless the Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Required Lenders in accordance with Article VIII; provided, however, that unless and until the Agent
                ------------  --------  -------
has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Lenders.

         SECTION IX.6 Credit Decision. Each Lender acknowledges that none of the
                      ---------------
Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower and its Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower and its Subsidiaries, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower hereunder. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Borrower which may come into the possession of any of the Agent-Related Persons.

         SECTION  IX.7   Indemnification.   Whether  or  not  the   transactions
                         ---------------
contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Borrower and without limiting the obligation of the Borrower to do so), pro
                                                                             ---
rata, from and against any and all Indemnified Liabilities;  provided,  however,
----                                                         --------   -------
that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrower. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

         SECTION IX.8 Agent in Individual Capacity.  BofA and its Affiliates may
                      ----------------------------
make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Borrower and its Subsidiaries and Affiliates as though BofA were not the Agent hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, BofA or its Affiliates may receive information regarding the Borrower or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Borrower or such Subsidiary) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, BofA shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" include BofA in its individual capacity.

         SECTION IX.9 Successor  Agent. The Agent may, and at the request of the
                      ----------------
Required Lenders shall, resign as Agent upon 30 days' notice to the Lenders and Borrower. If the Agent resigns under this Agreement, the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrower, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article IX and Sections 10.4 and 10.5
                                           ----------     -------------     ----
shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Agent hereunder until such time, if any, as the Required Lenders appoint a successor agent as provided for above.

         SECTION  IX.10  Withholding  Tax.  (a)  If  any  Lender  is a  "foreign
                         ----------------
corporation, partnership or trust" within the meaning of the Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender agrees with and in favor of the Agent, to deliver to the Agent:

                  (i) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, properly completed IRS Forms 1001 and W-8 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

                  (ii) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

                  (iii) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

Such Lender agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

         (b) If any Lender claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrower to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Borrower to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form 1001 as no longer valid.

         (c) If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrower to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

         (d) If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

         (d) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.


                                    ARTICLE X

                            MISCELLANEOUS PROVISIONS

         SECTION X.1 Waivers,  Amendments, etc. The provisions of this Agreement
                     -------------------------
and of each other Loan Document may from time to time be amended, modified or waived, if such amendment, modification or waiver is in writing and consented to by the Borrower and the Required Lenders; provided, however, that no such
                                               --------   -------
amendment, modification or waiver which would:

                  a. modify any requirement hereunder that any particular action be taken by all the Lenders or by the Required Lenders shall be effective unless consented to by each Lender;

                  b.  modify  this  Section  10.1,   change  the  definition  of
                                    -------------
         "Required Lenders", increase the Commitment Amount or the Percentage of
          ----------------
         any  Lender,  reduce  any fees  described  in Article  III (other  than
                                                       ------------
         Section  3.3.2),  change the  schedule of  repayments  provided  for in
         --------------
         Section  3.1,  release any  collateral  security,  except as  otherwise
         ------------
         specifically provided in any Loan Document or extend the Commitment Termination Date shall be made without the consent of each Lender;

                  c. extend the due date for, or reduce the amount of, any scheduled repayment or prepayment of principal of or interest on any Loan (or reduce the principal amount of or rate of interest on any Loan) shall be made without the consent of any Lender affected thereby; or

                  d. affect adversely the interests, rights or obligations of the Agent qua the Agent shall be made without consent of the Agent.

No failure or delay on the part of the Agent or any Lender in exercising any power or right under this Agreement or any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such power or right preclude any other or further exercise thereof or the exercise of any other power or right. No notice to or demand on the Borrower in any case shall entitle it to any notice or demand in similar or other circumstances. No waiver or approval by the Agent or any Lender under this Agreement or any other Loan Document shall, except as may be otherwise stated in such waiver or approval, be applicable to subsequent transactions. No waiver or approval hereunder shall require any similar or dissimilar waiver or approval thereafter to be granted hereunder.

         SECTION X.2 Notices. All notices and other  communications  provided to
                     -------
any party hereto under this Agreement or any other Loan Document shall be in writing or by Telex or by facsimile and addressed, delivered or transmitted to such party at its address, Telex or facsimile number set forth below its signature hereto or set forth in the Lender Assignment Agreement or at such other address, Telex or facsimile number as may be designated by such party in a notice to the other parties. Any notice, if mailed and properly addressed with postage prepaid or if properly addressed and sent by pre-paid courier service, shall be deemed given when received or if refused, when delivery is attempted; any notice, if transmitted by Telex or facsimile, shall be deemed given when transmitted (answerback confirmed in the case of Telexes).

         SECTION X.3 Payment of Costs and Expenses.  The Borrower  agrees to pay
                     -----------------------------
on demand all direct out-of-pocket expenses of the Agent (including reasonable Attorney Costs incurred by the Agent) in connection with

                  a. the negotiation, preparation, execution and delivery of this Agreement and of each other Loan Document, including schedules and exhibits, and any amendments, waivers, consents, supplements or other modifications to this Agreement or any other Loan Document as may from time to time hereafter be required, whether or not the transactions contemplated hereby are consummated, and

                  b. the preparation and review of the form of any document or instrument relevant to this Agreement or any other Loan Document.

The Borrower further agrees to pay, and to save the Agent and the Lenders harmless from all liability for, any stamp or other taxes which may be payable in connection with the execution or delivery of this Agreement, the borrowings hereunder or any other Loan Documents. The Borrower also agrees to reimburse the Agent and each Lender upon demand for all reasonable out-of-pocket expenses (including Attorney Costs) incurred by the Agent or such Lender in connection with (x) the negotiation of any restructuring or "work-out", whether or not consummated, of any Obligations and (y) the enforcement of any Obligations.

         SECTION X.4  Indemnification.  In  consideration  of the  execution and
                      ---------------
delivery of this Agreement by each Lender and the extension of the Commitments, the Borrower hereby indemnifies, exonerates and holds the Agent and each Lender and each of their respective officers, directors, employees and agents (collectively, the "Indemnified Parties") free and harmless from and against any
                    -------------------
and all actions, causes of action, suits, losses, costs, liabilities and damages, and expenses incurred in connection therewith (irrespective of whether any such Indemnified Party is a party to the action for which indemnification hereunder is sought), including Attorney Costs (collectively, the "Indemnified
                                                                     -----------
Liabilities"),  incurred by the  Indemnified  Parties or any of them as a result
-----------
of, or arising out of, or relating to

                  a. any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of any Loan; or

                  b. the entering into and performance of this Agreement and any other Loan Document by any of the Indemnified Parties;

except for any such Indemnified Liabilities arising for the account of a particular Indemnified Party by reason of the relevant Indemnified Party's gross negligence or wilful misconduct. If and to the extent that the foregoing undertaking may be unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

         SECTION X.5 Survival.  The  obligations  of the Borrower under Sections
                     --------                                           --------
4.3,  4.4, 4.5, 4.6,  10.3 and 10.4,  and the  obligations  of the Lenders under
---   ---  ---  ---   ----     ----
Section 9.7, shall in each case survive any termination of this  Agreement,  the
-----------
payment in full of all Obligations and the termination of all Commitments. The representations and warranties made by the Borrower in this Agreement and in each other Loan Document shall survive the execution and delivery of this Agreement and each such other Loan Document.

         SECTION X.6 Severability.  Any provision of this Agreement or any other
                     ------------
Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such provision and such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or such Loan Document or affecting the validity or enforceability of such provision in any other jurisdiction.

         SECTION X.7  Headings.  The various  headings of this  Agreement and of
                      --------
each other Loan Document are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or such other Loan Document or any provisions hereof or thereof.

         SECTION  X.8  Execution  in  Counterparts,   Effectiveness,  etc.  This
                       ---------------------------------------------------
Agreement may be executed by the parties hereto in several counterparts, each of which shall be executed by the Borrower and the Agent and be deemed to be an original and all of which shall constitute together but one and the same agreement. This Agreement shall become effective when counterparts hereof executed on behalf of the Borrower and each Lender (or notice thereof satisfactory to the Agent) shall have been received by the Agent, the conditions in Section 5.1 have been satisfied or waived by each Lender, and notice thereof
   -----------
shall have been given by the Agent to the Borrower and each Lender.

         SECTION X.9 Governing Law;  Entire  Agreement.  THIS AGREEMENT AND EACH
                     ---------------------------------
OTHER LOAN DOCUMENT SHALL EACH BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF ILLINOIS. This Agreement and the other Loan Documents constitute the entire understanding among the parties hereto with respect to the subject matter hereof and supersede any prior agreements, written or oral, with respect thereto.

         SECTION X.10  Successors and Assigns.  This Areement  shall be binding
                       ----------------------
upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that:

                  a. the Borrower may not assign or transfer its rights or obligations hereunder without the prior written consent of the Agent and all Lenders; and

                  b. the rights of sale, assignment and transfer of the Lenders are subject to Section 10.11.
                        -------------

         SECTION X.11 Sale and Transfer of Loans;  Participations in Loans. Each
                      ----------------------------------------------------
Lender may assign, or sell participations in, its Loans and Commitment to one or more other Persons in accordance with this Section 10.11.
                                           -------------


         SECTION X.11.1 Assignments.
                        -----------

                  (a) Each Lender shall have the right, subject to the further provisions of this Section 10.11.1, to sell or assign all or any part
                            ----------------
         of its Commitments, Loans and other rights and obligations under this Agreement and the other Loan Documents (such transfer, an "Assignment")
                                                                    ----------
         to any commercial lender, other financial institution or other entity (an "Assignee Lender"). Upon such Assignment becoming effective as
              ----------------
         provided in Section 10.11.1(b),  the assigning Lender shall be relieved
                     ------------------
         from the portion of the Commitments, obligations to indemnify the Agent and other obligations hereunder to the extent assumed and undertaken by the Assignee Lender, and to such extent the Assignee Lender shall have the rights and obligations of a "Lender" hereunder. Notwithstanding the foregoing, unless otherwise consented to by the Borrower and the Agent or unless its Assignment is to a Lender or an Affiliate of a Lender,
         (i) each Assignment shall be of a constant, and not a varying, percentage of the Commitment Amount, and (ii) each Assignment shall be in the initial principal amount of not less than $5,000,000 in the aggregate for all Loans and Commitments assigned or an integral multiple of $5,000,000 if above such amount. Each Assignment shall be documented by a Lender Assignment Agreement;

                  (b) An Assignment shall become effective hereunder when all of the following shall have occurred: (i) the Agent and the Borrower shall have been given at least five days' prior written notice of the Assignment, together with payment instructions, addresses and related information with respect to such Assignee Lender, and shall have given prior written consent to such Assignment (which consent shall not be unreasonably withheld) unless the Assignee Lender is already a Lender or an Affiliate under this Agreement, (ii) the Assignee Lender shall have paid a processing fee of $3,000 to the Agent for its own account, (iii) the assigning Lender shall have submitted in form satisfactory to the Agent, the relevant Lender Assignment Agreement in which the Assignee Lender shall have agreed in writing to have irrevocably assumed and undertaken the transferred portion of the assigning Lender's obligations hereunder (including without limitation the obligations to indemnify the Agent hereunder), to the Agent with a copy for the Borrower, and shall have provided to the Agent information which the Agent shall have reasonably requested to make payment to the Assignee Lender, and (iv) the assigning Lender and the Agent shall have agreed upon a date upon which the Assignment shall become effective. Upon the Assignment becoming effective, (x) if requested by the assigning Lender, the Agent and the Borrower shall make appropriate arrangements so that new Notes are issued to the assigning Lender and the Assignee Lender and (y) the Agent shall forward all payments of interest, principal, fees and other amounts that would have been made to the assigning Lender, in proportion to the percentage of the assigning Lender's rights transferred, to the Assignee Lender.

         SECTION  X.11.2  Participations.  Each  Lender  shall  have the  right,
                          --------------
subject to the further  provisions of this Section  10.11.2,  to grant or sell a
                                           ----------------
participation in all or any part of its Loans and Commitments (a "Participation") to any commercial lender, other financial institution or other
 -------------
entity (a  "Participant")  without the  consent of the Lender,  the Agent or any
            -----------
other party hereto. The Borrower agrees that if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of setoff in respect of its Participation in amounts owing under this Agreement to the same extent as if the amount of its Participation were owing directly to it as a Lender under this Agreement; provided, that such right of setoff shall be subject to the obligation of such Participant to share with the Lenders, and the Lenders agree to share with such Participant, as provided in Section 4.9. The Borrower also agrees that each
                             ------------
Participant  shall be entitled to the benefits of Sections 4.3, 4.5 and 4.6 with
                                                  ------------  ---     ---
respect to its Participation, provided, that no Participant shall be entitled to receive any greater amount pursuant to such Sections than the transferor Lender would have been entitled to receive in respect of the amount of the Participation transferred by such transferor Lender to such Participant had no such transfer occurred.

         SECTION  X.11.3   Limitation  of  Rights  of  any  Assignee  Lender  or
                           -----------------------------------------------------
Participant.  Notwithstanding anything in the foregoing to the contrary,  except
-----------
in the  instance  of an  Assignment  that has become  effective  as  provided in
Section 10.11.1(b),  (i) no Assignee Lender or Participant shall have any direct
------------------
rights hereunder, (ii) the Borrower, the Agent and the Lenders other than the assigning or selling Lender shall deal solely with the assigning or selling Lender and shall not be obligated to extend any rights or make any payment to, or seek any consent of, the Assignee Lender or Participant, (iii) no Assignment or Participation shall relieve the assigning or selling Lender from its Commitment to make Loans hereunder or any of its other obligations hereunder and such Lender shall remain solely responsible for the performance thereof, and
(iv) no Assignee Lender or Participant, other than an Affiliate of the assigning or selling Lender, shall be entitled to require such Lender to take or omit to take any action hereunder, except that such Lender may agree with such Assignee Lender or Participant that such Lender will not, without such Assignee Lender's or Participant's consent, take any action which would, in the case of any principal, interest or fee in which the Assignee Lender or Participant has an ownership or beneficial interest: (w) extend the final maturity of any Loans or extend the termination of any Commitment, (x) reduce the interest rate on the Loans or the rate of fees paid on the Commitment, or (y) forgive any principal of, or interest on, the Loans or any fees.

         SECTION X.11.4 Tax Matters.  No Lender shall be permitted to enter into
                        -----------
any Assignment or Participation with any Assignee Lender or Participant who is not a United States Person unless such Assignee Lender or Participant represents and warrants to such Lender that, as at the date of such Assignment or Participation, it is entitled to receive interest payments without withholding or deduction of any taxes and such Assignee Lender or Participant executes and delivers to such Lender and the Agent, on or before the date of execution and delivery of documentation of such Participation or Assignment, a United States Internal Revenue Service Form 1001 or 4224, or any successor to either of such forms, as appropriate, properly completed and claiming complete exemption from withholding and deduction of all federal income taxes.

         SECTION  X.11.5  Information.  Each Lender may furnish any  information
                          -----------
concerning  the Borrower in the  possession  of such

Lender from time to time to Assignee Lenders and Participants and potential Assignee Lenders and Participants.

         SECTION X.11.6 Federal Reserve Bank.  Nothing herein stated shall limit
                        --------------------
the right of any Lender to assign any interest herein to a Federal Reserve Bank.

         SECTION X.12  Confidentiality.  The Lenders  shall hold all  non-public
                       ---------------
information (which has been identified as such by the Borrower) obtained pursuant to the requirements of this Agreement confidential and shall not disclose it to any third person, except that the Lenders may make disclosure to any of their examiners, Affiliates, outside auditors, counsel and other professional advisors in connection with this Agreement or as reasonably required by any bona fide transferee, participant or assignee or proposed
                 ---- ----
transferee, participant or assignee or as required or requested by any governmental agency or representative thereof or pursuant to legal process; provided, however, that
--------  -------

                  a. unless specifically prohibited by applicable law or court order, each Lender shall notify the Borrower of any request by any governmental agency or representative thereof (other than any such request in connection with an examination of the financial condition of such Lender by such governmental agency) for disclosure of any such non-public information prior to disclosure of such information;

                  b.  prior  to any such  disclosure  pursuant  to this  Section
                                                                         -------
         10.12,  each  Lender  shall  require  any such  bona  fide  transferee,
         -----                                           ----  ----
         participant or assignee or proposed transferee, participant or assignee receiving a disclosure of non-public information to agree in writing

                           (i) to be bound by this Section 10.12; and
                                                   -------------

                           (ii) to  require  such  Person to  require  any other
                  Person  to  whom  such  Person   discloses   such   non-public
                  information to be similarly bound by this Section 10.12; and
                                                            -------------

                  c. except as may be required by an order of a court of competent jurisdiction and to the extent set forth therein, no Lender shall be obligated or required to return any materials furnished by the Borrower or any Subsidiary.

         SECTION  X.13  Other  Transactions.   Nothing  contained  herein  shall
                        -------------------
preclude the Agent or any other Lender from engaging in any transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Affiliates in which the Borrower or such Affiliate is not restricted hereby from engaging with any other Person.

         SECTION  X.14  Forum  Selection  and  Consent  to   Jurisdiction.   ANY
                        -------------------------------------------------
LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF THE AGENT, THE LENDERS OR THE BORROWER SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF ILLINOIS OR IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS; PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT THE AGENT'S OPTION, IN THE COURTS OF ANY JURISDICTION WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. THE BORROWER HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF ILLINOIS AND OF THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS FOR THE PURPOSE OF ANY SUCH LITIGATION AS SET FORTH ABOVE AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT RENDERED THEREBY IN CONNECTION WITH SUCH LITIGATION. THE BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID, TO MMI COMPANIES, INC., 540 LAKE COOK ROAD, DEERFIELD, ILLINOIS 60015,
ATTENTION: WAYNE A. SINCLAIR, OR BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF ILLINOIS. THE BORROWER HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY HAVE OR HEREAFTER MAY HAVE TO THE LAYING OF VENUE OF ANY SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. TO THE EXTENT THAT THE BORROWER HAS OR HEREAFTER MAY ACQUIRE ANY IMMUNITY FROM JURISDICTION OF ANY COURT OR FROM ANY LEGAL PROCESS (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION OR OTHERWISE) WITH RESPECT TO ITSELF OR ITS PROPERTY, THE BORROWER HEREBY IRREVOCABLY WAIVES SUCH IMMUNITY IN RESPECT OF ITS OBLIGATIONS UNDER THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

         SECTION  X.15  Waiver of Jury  Trial.  THE AGENT,  THE  LENDERS AND THE
                        ---------------------
BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS

(WHETHER VERBAL OR WRITTEN) OR ACTIONS OF THE AGENT, THE LENDERS OR THE BORROWER. THE BORROWER ACKNOWLEDGES AND AGREES THAT IT HAS RECEIVED FULL AND SUFFICIENT CONSIDERATION FOR THIS PROVISION (AND EACH OTHER PROVISION OF EACH OTHER LOAN DOCUMENT TO WHICH IT IS A PARTY) AND THAT THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE AGENT AND THE LENDERS ENTERING INTO THIS AGREEMENT AND EACH SUCH OTHER LOAN DOCUMENT. IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

                                    MMI COMPANIES, INC.


                                    By /S/ Philip J. Fiskow
                                      ----------------------------------
                                      Title: Treasurer
                                             ---------------------------

                                    Address:
                                      540 Lake Cook Road
                                      Deerfield, IL 60015

                                    Attention: Paul Orzech


                                    BANK OF AMERICA NATIONAL TRUST
                                       AND SAVINGS ASSOCIATION, as
                                       Agent


                                    By /S/ Gary Peet
                                      ----------------------------------
                                      Title: Senior Vice President
                                             ---------------------------

                                      Address:
                                        231 South LaSalle Street
                                        Chicago, IL 60697

                                    Facsimile: (312) 987-0889
                                    Attention: Gary Peet

Commitment     Percentage           BANK OF AMERICA NATIONAL TRUST
----------     ----------            ANDASSOCIATION, as a
$25,000,000       25.0%              Lender


                                    By /S/ Gary Peet
                                      ----------------------------------
                                      Title: Senior Vice President
                                             ---------------------------

                                    Domestic and Eurodollar Office:
                                      231 South LaSalle Street
                                      Chicago, IL 60697

                                    Facsimile: (312) 987-0889
                                    Attention: Gary Peet


                                     - S-1 -

Commitment     Percentage           LASALLE NATIONAL BANK
----------     ----------

$25,000,000       25.0%
                                    By /S/ George L. Kumis
                                      ----------------------------------
                                      Title: Senior Vice President
                                             ---------------------------


                                    Domestic and Eurodollar Office:
                                      135 South LaSalle Street
                                      Chicago, IL 60603

                                    Facsimile: (312) 904-6189
                                    Attention: George L. Kumis


Commitment     Percentage           FLEET NATIONAL BANK
----------     ----------
$25,000,000       25.0%
                                    By /S/ Leonard Lapolice
                                      ----------------------------------
                                      Title: A.V.P.
                                             ---------------------------

                                    Domestic and Eurodollar Office:
                                      CT MO 0250
                                      777 Main Street
                                      Hartford, CT 06115-2000

                                    Facsimile: (806) 986-1264
                                    Attention: Mildred Chavarria-Jones


Commitment     Percentage           FIRST UNION NATIONAL BANK
----------     ----------
$25,000,000       25.0%
                                    By /S/ Jane W. Workman
                                      ----------------------------------
                                      Title: Senior Vice President
                                             ---------------------------

                                    Domestic and Eurodollar Office:
                                      301 S. College St., DC 5
                                      Charlotte, NC  28288-0735

                                    Facsimile: (704) 383-7611
                                   Attention: Robert C. Mayer, Jr.


                                     - S-2 -

EXHIBIT 10.11
                               MMI COMPANIES, INC.
                          1993 NON-EMPLOYEE DIRECTORS'
                            FORMULA STOCK OPTION PLAN

          1. The  Purpose of the Plan.  The purpose of the MMI  Companies,  Inc.
             ------------------------
1993 Non-Employee Directors' Formula Stock Option Plan (the "Plan") is to promote the interests of MMI Companies, Inc. (the "Corporation") and its subsidiaries by providing an incentive for non-employee directors to join and remain on the Board of Directors of the Corporation.

          2. Eligibility for Participation.  Awards under the Plan shall be made
             -----------------------------
to each non-employee director of the Corporation in the form of a non-qualified stock option to acquire shares of the Corporation's common stock. A non-employee director is a director who is not an officer or employee of the Corporation or any of its subsidiaries.

          3. Shares Available.  Subject to adjustments as provided in Section 7,
             ----------------
the Corporation shall reserve for issuance under the Plan 187,500 shares of the Corporation's common stock. Such shares may be authorized but unissued shares or treasury shares. If any option granted hereunder shall expire or terminate for any reason without having been exercised in full, the shares subject to such option shall again be available for issuance under the Plan.

         4. Awards Under the Plan.
            ---------------------

                  A. Initial One-Time Grant. If the Corporation sells any of its
                     ----------------------
securities to the public for its own account pursuant to an effective registration statement under the Securities Act of 1933, as amended, and the rules and regulations thereunder (the "initial public offering"), then, as of the date that such registration statement is declared effective by the SEC, each non-employee director shall be granted a non-qualified option to purchase 4,125 shares of the Corporation's common stock at the offering price of the Corporation's common stock in the initial public offering. Thereafter, as of the date that any new non-employee director is elected or appointed to the Board, such nonemployee director shall be granted a non-qualified option to purchase 4,125 shares of the Corporation's common stock at an exercise price equal to the fair market value of the Corporation's common stock on the date of such appointment or election.

                  B. Annual Grant.  From and after the initial public  offering,
                     ------------
each non-employee director who is serving on the Board of Directors on December 31 of any year shall be granted a nonqualified option to purchase 1,375 shares of the Corporation's common stock. The grant date of such options shall be the date of the annual meeting of shareholders for the next year. The option exercise price shall equal the fair market value per share of the Corporation's common stock on the date immediately prior to the grant date. Although a non-employee director must be serving as a director on December 31 of a given year to be eligible to receive an option with respect to such year, a director need not be serving as a director on the grant date to be granted such option.

                  C. Annual Performance Option Grant. Each non-employee director
                     -------------------------------
who is serving on the Board of Directors on January 1 of any year commencing January 1, 1998 shall be granted a nonqualified Performance Option to purchase 2,500 shares of the Corporation's common stock. Notwithstanding the foregoing,
(1) if the minimum Earnings Per Share goal incorporated into the Chief Executive Officer's objective for that year is not achieved, or (2) if the director is not also serving as a director on December 31 of the target performance year, the Performance Options for that year will be forfeited. The grant date of such Performance Options shall be as of January 1 of the target performance year, except that for 1998 the grant date shall be March 2, 1998. The Performance
Option exercise price shall equal the fair market value per share of the Corporation's common stock on the grant date.

          5. Option Terms.  Options  granted under the Plan shall be exercisable
             ------------
for a term of 10 years from the date of grant, except as set forth below, and shall be evidenced by stock option agreements. As used herein, the fair market value of the Corporation's common stock means either (i) if, on the date an option is granted the common stock is traded on a national securities exchange, then on the basis of the closing sale price on the exchange on which the Corporation's common stock may then be traded or, if there is no such sale on such date, then on the last previous day on which a sale was reported; or (ii) if, on the date an option is granted, the Corporation's common stock is not listed on any securities exchange, but is publicly traded and reported on NASDAQ, then on the basis of the average between the closing bid and asked quotations as reported by NASDAQ. Options shall not be contingent on continued board service and shall remain exercisable following resignation or removal from the Board. Upon the death of a non-employee director, his or her options may be exercised by the executor, administrator, personal representative or distribute of the deceased non-employee director through a period to be determined by the Board of Directors of the Corporation, but not to exceed the date on which such options expire or six months after the death of such non-employee director, whichever is earlier. No option granted under the Plan shall be assignable or transferable, other than by will, by the laws of descent and distribution or by a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended, or Title I of the Employee Retirement Income Security Act, or the rules thereunder.

         Notwithstanding the foregoing, from and after March 1, 1997, a Non-Employee Director may transfer all or a portion of the options granted to such Non-Employee Director (including options outstanding on the date hereof) to
(i) the spouse, descendants (including adopted descendants and grandchildren), or the spouses of children or grandchildren of the Non-Employee Director ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership or limited liability company in which such Immediate Family Members are the only partners or members, provided that (x) there may be no consideration for any such transfer (except issuance of a partnership or limited liability company interest in case of transfer to a family limited partnership or limited liability company), (y) the stock option agreement pursuant to which such options are granted must be approved by the Committee, and must expressly provide, or be amended to provide, for transferability in a manner consistent with this Section, and (z) subsequent transfers of transferred options shall be prohibited except by will or the laws of descent and distribution. Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer. The Committee may, in its discretion, permit transfers to other persons or entities on substantially the same terms.


          6. Adjustments Upon Changes in Capitalization. The number of shares of
             ------------------------------------------
the Corporation's common stock with respect to which stock options shall be granted under the Plan and the prices at which such stock options may be exercised shall be appropriately adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from the subdivision or combination of shares of common stock, other capital adjustments, or the payment of a stock dividend. Adjustments under this section shall be made by the Board of Directors and shall be final, binding and conclusive.

          7.  Effective  Date.  The Plan shall  become  effective on January 15,
              ---------------
1993, subject to the approval thereof by the affirmative votes of the holders of a majority of the shares of common stock of the Corporation present, in person or by proxy, and entitled to vote at the 1993 annual meeting of the shareholders of the Corporation, or any adjournment of such meeting.

         8. Amendment.  The Plan may be amended only by an effective  resolution
            ---------
of the Board of Directors of the Corporation. In addition, any amendment that would materially increase the benefits accruing to participants under the Plan, materially increase the number of securities which may be issued under the Plan or materially modify the requirements as to eligibility for participation in the Plan shall be subject to the approval of the holders of a majority of the shares of common stock of the Corporation present, in person or by proxy, at an annual or special meeting of the shareholders. The provisions of the Plan shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Security Act, or the rules thereunder.

         9. Term of the Plan.  The Plan shall  terminate 10 years after the date
            ----------------
on which it becomes effective and no award shall thereafter be made under the Plan. Notwithstanding the foregoing, all options issued and outstanding under the Plan prior to such date shall remain in effect until such options have been exercised or terminated in accordance with their terms.


As amended through February 26, 1998

EXHIBIT 10.13

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

1.2 "Company" means MMI Companies, Inc.

1.3 "Participant" means a non-employee Director of the Company. A Director shall become a Participant in the Plan as of the date he or she is elected or appointed to the Board.

1.4 "Plan" means the Company's Board of Directors Retirement Plan.

1.5 "Plan Termination Date" shall mean February 26, 1998.

1.6 "Retirement" means the termination of a Participant's tenure as a Director provided that he or she has served at least one full three (3) year term in the class to which he or she was elected as a non-employee Director if such director's Retirement has occurred prior to the Plan Termination Date, or has served at least one (1) full year prior to the Plan Termination Date if the Participant is a director on such date.

1.7 "Retirement Benefit Date" means the first day of the month following the Director's Retirement or the first day of the month following the Director's attaining age 59 and 1/2, whichever is later. Notwithstanding the foregoing, in the case of Participants who are serving on the Company's Board of Directors on the Plan Termination Date, the Retirement Benefit Date shall be the first day of the month following a Participant's Retirement.


                                   SECTION II

                            ELIGIBILITY FOR BENEFITS

2.1 Each Participant is eligible to receive a benefit under this Plan beginning on his or her Retirement Benefit Date.

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

2.3 No benefits are payable under this Plan if a Participant ceases his or her tenure as a Director for any reason prior to his or her completing a full three
(3) year term as a non-employee director in the class to which he or she was elected if such director's Retirement has occurred prior to the Plan Termination Date, or at least one (1) full year of service prior to the Plan Termination Date if Retirement of a director serving on the Plan Termination Date occurs thereafter.

                                   SECTION III

                      AMOUNT AND FORM OF RETIREMENT BENEFIT

Amount of Benefit
-----------------

3.1 The annual retirement benefit payable at the Retirement Benefit Date under the Plan will equal the annual retainer fee in effect at the time of the Retirement. The number of annual benefit payments will be equal to the number of years of Board service provided that the maximum number of years of service for purposes of this calculation shall be ten (10). Notwithstanding the foregoing, all non-employee directors serving on the Board on the Plan Termination Date who complete at least one full year of service prior to such date will receive $15,000 per full year or partial year (for the then-current term year) served on the Board of Directors to the Plan Termination Date, but no more than ten (10) years of service.

Form of Benefit
---------------

3.2(a) The benefits determined under this Plan will be payable in any of the following as is elected by the Participant: (1) annual lump sum, (2) straight life annuity, (3) 50% joint survivorship annuity, (4) 75% joint survivorship annuity, or (5) 100% joint survivorship annuity. Payments under (1) annual lump sum are terminated following the number of benefit years, as defined under 3.1, or upon death, whichever comes earlier.

3.2(b) Notwithstanding the foregoing, the only benefits payable under this Plan to directors serving on the Plan Termination Date shall be payable either:

     (i) in the form of a lump-sum payment of cash upon Retirement from the Board (which may also be deferred over any period of time beginning with the Retirement Benefit Date but not to exceed ten years); or

     (ii) Directors may irrevocably elect, at only one time, to exchange their entire current cash benefit payable under this Retirement Plan for unregistered MMI stock at 85% of fair market value (closing price on the most recent trading day prior to receipt of the director's election), such stock to be held for the director until Retirement in a Stock Plan Account on the books of the Company and which shall only be in the name of the Director. Dividends will accrue on stock held in such Stock Plan Account and stock equivalents shall be credited to the Stock Plan Account in the amount of such dividends. At Retirement, a stock certificate shall be issued to the director in the amount of the whole number of shares appearing in the Stock Plan Account and a check shall be issued in lieu of fractional shares, however, a director may elect to defer receipt of such shares over any period of time beginning with Retirement Benefit Date but not to exceed ten years, provided however, that the director elects such deferral at least six months prior to Retirement. Stock in the Stock Plan Account may not be sold or transferred prior to Retirement but shares may be issued and exchanged for shares related to an offer of purchase or merger extended to other shareholders. Such stock may, in the Company's sole discretion, be held for an additional six (6) months following the contemplated issue date to comply with the federal securities laws.

A director's election to receive cash or unregistered stock may be made at any time before benefits are paid under this Retirement Plan. The annuity options of
Section 3.2(a) are eliminated for all directors whose Retirement occurs after the Plan Termination Date.



                                   SECTION IV

                         PAYMENT OF RETIREMENT BENEFITS

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

5.7 This Plan is established under and will be construed according to the laws of the State of Illinois.

5.8 Any decisions made by the full Board of Directors, with respect to the Plan, in whole or in part, are binding.



Effective  January 1, 1993
Amended  December  8, 1993
Amended  April 17,  1996
Amended February 26, 1998

EXHIBIT 10.18

                              EMPLOYMENT AGREEMENT
                              --------------------


         THIS AGREEMENT is made as of May 1, 1997 by and between MMI COMPANIES, INC. (the "Company"), with offices at Deerfield, Illinois, and B. FREDERICK BECKER of Lake Forest, Illinois (the "Employee").

                  WHEREAS, the Company wishes to assure itself of the services of the Employee upon the terms and conditions herein set forth.
                  NOW, THEREFORE, in consideration of the mutual promises and agreement set forth herein, the parties agree as follows:

         1.       Employment
                  ----------

                  Subject to the terms and conditions hereinafter provided, the Company hereby employs and engages the services of the Employee to serve in the capacity of Chairman and Chief Executive Officer of the Company, and such other offices and positions as the Board may from time to time designate, during the term of employment set forth in Paragraph 2 of this Agreement and at the compensation and benefits hereinafter stated. The Employee hereby accepts such employment and agrees to render to the Company services consistent with those of Chairman and Chief Executive Officer, and such other commensurate offices and positions as designated, faithfully, diligently and to the best of his ability and to discharge the responsibilities thereof.

         2.       Term of Employment
                  ------------------

         The expression "Term of Employment," as used in this Agreement, shall mean the period beginning on May 1, 1997 and ending on the date the Employee's employment relationship with the Company is terminated pursuant to the provisions of Paragraph 6 hereof.

         3.       Salary
                  ------

         (a) The Company shall pay or cause to be paid to the Employee during the Term of Employment a salary of not less than five hundred thirty-one thousand and three hundred Dollars ($531,300) per annum, payable in approximately equal monthly installments during such term or in such other installments as the Company and Employee may agree to adopt from time to time.

         (b) The amount of salary payable hereunder shall be subject to periodic review by the Company. Such review shall occur not less frequently than annually, with the first annual review to occur in April of 1998. The Employee's annual salary may not be reduced, and in the event the salary hereunder is increased, such annual salary shall thereafter be the minimum salary payable under this Agreement.

         4.       Annual Bonus
                  ------------

                  The Company shall have adopted a formal annual bonus plan that will provide for the payment of an annual cash bonus to the Employee during the Term of Employment based upon the achievement of a limited number of financial, operational and managerial goals mutually agreed to by the Compensation Committee of the Company and the Employee. Such objectives will be weighted according to their importance. Objectives and weightings may be revised by mutual consent of the Employee and the Compensation Committee during the fiscal year if warranted by changes in economic conditions, accounting regulations or other unforeseen circumstances.

         Upon successful achievement of the agreed upon goals, such annual bonus will equal up to 60% of the Employee's annual salary ("Maximum Bonus").

         The level of the Employee's performance for determining actual bonus payments will be measured by the Compensation Committee based on a thorough review of the Employee's performance vis-a-vis the established objectives, taking into consideration extraordinary events that may have either positively or negatively impacted on the ability to achieve such objectives.

         The Maximum Bonus level shall be subject to periodic review by the Company to ensure that the bonus opportunity remains consistent with the practices of companies of comparable size and business focus. Such review shall occur at least every three years.

         5.       Other Benefits
                  --------------

         (a) During the Term of Employment, the Employee shall be entitled to participate and be included in any retirement plan adopted by the Company and in any group life insurance, hospitalization, disability, or similar programs of the Company now existing and/or as established and offered from time to time during the Term of Employment, to the extent that he is eligible under the general provisions thereof or at such earlier time as the Company shall have consented thereto. These benefits shall include all employee benefits generally provided to senior executives of the Company, including, but not limited to, the Company's Return on Equity Plan, the Retirement Equity Plan (to be effective July 1, 1997) and the Nonqualified Stock Option Plan. The Employee shall also be entitled to full reimbursement for his health club membership, without regard to any annual limitation that applies generally to Company officers or other employees.

         (b) The Company shall provide to the Employee an annual allowance ("Perquisite Allowance") of thirty five thousand dollars ($35,000) to be allocated by the Employee at his discretion among the following perquisites based on the actual cost of providing each perquisite: an automobile and related operating costs, including insurance, gas, oil, and repairs and maintenance; country and luncheon club memberships, including initiation fees and annual dues; life and disability insurance above the level provided by Company programs offered to key employees; reimbursement of family medical expenses, including vision and dental, not covered by Company programs offered to key employees; financial counseling and tax preparation assistance;

and spouse travel in addition to such travel required in the normal course of conducting the Company's business.

         The Perquisite Allowance must be used for the purposes described above and will be made available only upon the Company's receipt of satisfactory evidence that the funds are being used in accordance with such purposes. Any portion of the Perquisite Allowance that is unused during a fiscal year shall be forfeited.

         At the Employee's election, initiation fees associated with club memberships may be financed by a loan from the Company to the Employee or by a loan from a financial institution arranged and guaranteed by the Company. In such cases, the Perquisite Allowance will be charged annually for interest payments due on the loan as well as payments of principal (whether or not required by the lender) sufficient to amortize the loan balance in ten years. Charges to the Perquisite Allowance for loan principal in excess of reductions in such principal required by the lender will be applied to prepay the loan balance.

         In the case of the Employee's death (as defined in Paragraph 6(a)) or permanent disability (as defined in Paragraph 6(b)) or involuntary termination for any reason except for Cause (as Cause is defined in Paragraph 6(c)), the Company will be responsible for the payment of any remaining loan balance and accrued interest thereon associated with club memberships obtained through the Perquisite Allowance. Upon the Employee's termination for any other reason (including for Cause), the Employee will be required to repay fully any outstanding loan balance and accrued interest thereon within 90 days of termination.

         The Employee will be personally responsible for any tax liability resulting from any actual or imputed income associated with the Perquisite Allowance.

         (c) Reasonable authorized, ordinary and necessary expenses, meals and other travel and entertainment expenses incurred by the Employee in connection with his duties hereunder shall be reimbursed upon presentation of receipts and vouchers in the form required by the Company and in accordance with the policies of the Company, as those requirements and policies may from time to time be amended or changed. The Employee shall not be reimbursed under this Paragraph 5(c) for any costs associated with any vehicle owned or leased to the Employee or that is regularly available for his use (but may elect to be reimbursed under Paragraph 5(b)).

         (d) For each calendar year or part thereof that this Agreement is in effect, the Employee shall be entitled to vacation and holidays (without deduction of salary or other compensation) for such period as is in conformity with the Company's policy regarding vacations and holidays for officer employees, such vacations to be taken at such time or times during the year as may be mutually agreed upon between the Company and the Employee.

         (e) For each calendar year or part thereof that this Agreement is in effect, the Employee agrees to obtain a comprehensive "executive" physical examination (which shall include not only an in depth physical examination, but also appropriate nutrition, weight, exercise, and other health related counseling) at the Greenbriar Clinic (or an equivalent clinic). The Company agrees to pay all of the Employee's costs (including all reasonable medical, transportation and lodging costs) associated with Employee obtaining this annual comprehensive physical examination.

         6.       Termination
                  -----------

         (a) The Employee may terminate his employment for any reason upon ninety (90) days' prior written notice to the Company. In the event of the Employee's death, the Employee's employment shall terminate and any unpaid salary, accrued incentive compensation, and stock options will be paid to his estate on the last day of the month during which the Employee's death occurs. In addition, in the event of the Employee's death during the term of this agreement, the Employee shall be entitled to a benefit under Section 6(e). The Company will continue for 18 months payment of health insurance premiums under the Company's then existing plan for benefits provided to the Employee's covered dependents as of his date of death.

         (b) In the event of the Employee's permanent disability (as defined in this Paragraph 6(b)), the Employee's employment may terminate six months after the last day of the month during which such disability occurs. The Employee shall at the Company's request, submit to a physical examination in order to confirm such disability and its continuance (subject to reasonable limitations as to the frequency of required examinations). The Employee shall be deemed to be permanently disabled if it shall have been certified to the Company, by a physician acceptable to the Company, that the Employee's disability is such that it will substantially impair the Employee's ability to perform his essential duties hereunder for more than 180 days. In addition, in the event of the Employees' permanent disability during the term of this Agreement, the Employee shall be entitled to a benefit under Section 6(e).

         (c) The Company may terminate the Employee's employment for Cause as set forth in this Paragraph 6(c). Cause shall be defined to include, without limitation:

                  (i) The commission of fraud, embezzlement, dishonesty, or crimes of a similar nature, and

                  (ii) The Employee's substantial default in the performance of his material obligations hereunder for a period of ten (10) days after the Employee is advised in writing of such default and the Employee's failure to cure such default within the ten (10) day period, the Employee's refusal to follow the reasonable directions or orders of the Board of Directors of the Company, drunkenness which affects the Employee's job performance, use of illegal drugs, misconduct or malfeasance of office, or acts of a similar character.

         Subject to the ten (10) day cure period in (ii) above, the Company may immediately terminate the Employee for committing or attempting to commit the acts enumerated in Paragraph 6(c)(i) hereof. The Company may not terminate the Employee for committing or attempting to commit the acts enumerated in Paragraph 6(c)(ii) hereof unless it sends to the Employee written notice of its intent to so discharge the Employee, along with the reasons therefor.

         (d) Except as provided in Paragraph 6(c) hereof, this Agreement shall renew automatically for successive one year terms, unless the Company notifies the Employee in writing at least 90 days prior to the date that it intends to terminate the Employee's employment relationship with the Company. Once notified, pursuant to this Paragraph, that the Company intends to discontinue its employment relationship with the Employee on the date set forth in the written notice required by this Paragraph, the Employee shall be permitted to take such reasonable time away from his duties hereunder as may be necessary to secure other employment.

         (e) Except as a result of the Employee's termination following a Change of Control (as defined in Paragraph 7) or the Employee's termination for Cause (as defined in Paragraph 6(c)), if the Company terminates the Employee (either through dismissal during the term or through written notification not to renew this Agreement) or if the Employee dies or becomes permanently disabled (as defined in Paragraph 6(b)) during the term of this Agreement, the Employee will be entitled to severance pay in an amount equal to one and one-half times the Employee's then current annual salary. Such amount will be paid in cash within 60 days of termination. The Employee will continue to receive life and health benefits at then existing levels of premiums and benefits for himself and covered dependents for 18 months.

         (f) At the Employee's  option,  following his termination of employment
(other than for Cause), the Company shall furnish an office and access to administrative assistance for a period not to exceed one year at a mutually acceptable location.

         (g) The Employee's termination of employment shall result in a "qualifying event" for purposes of determining his eligibility for continuing health coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), and any period during which continued health benefits are provided by the Company pursuant to this Paragraph 6 (i.e, Paragraph 6(a) and (e)) shall run concurrently with the Employee's applicable COBRA eligibility period.

         7.       Change of Control
                  -----------------

         (a) In the event of a Change of Control of the Company and the occurrence of any one or more of the four events described in Paragraph 7(b) below within twelve (12) months following such Change of Control, the Employee shall be entitled to a payment equal to two times his then current annual salary, plus an amount equal to two times his then current Maximum Bonus. In addition, unvested shares of Restricted Stock and cash payments related to the associated tax liability on such Restricted Stock will vest and be paid in accordance with the provisions of said Restricted Stock Plan and Restricted Stock Agreement.

         (b) Occurrences resulting in payments to the Employee under Paragraph 7(a) shall be:

                  (i) Involuntary termination of employment, except upon death, permanent disability or Cause (as defined in Paragraph 6(c)); and

                  (ii) Voluntary termination of employment within 60 days following any one of the following:

                  o        A   significant    reduction   in   the    Employee's
                           responsibilities, or title;

                  o A reduction in the Employee's salary, Maximum Bonus, Perquisite Allowance or other benefits (unless benefits that are generally available to all employees and/or senior executives are similarly changed for all other of such employees and/or senior executives);

                  o        Relocation  of  the  Company's   principal  place  of
                           business in excess of 75 miles from its existing location.

         (c) For purposes of this Agreement, Change of Control will be defined as:

                  (i) The purchase or other acquisition by any person, entity or group of persons, within the meaning of Sections 13(d) or 14(d) of the Securities Exchange Act of 1934 ("Act"), or any comparable successor provisions, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Act) of 50 percent or more of either the outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally; or,

                  (ii) The approval by the stockholders of the Company of:

                  o a reorganization, merger, or consolidation, in each case, with respect to which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated Company's then outstanding securities;

                  o        a liquidation or dissolution of the Company; or

                  o of the sale of all or substantially all of the Company's assets.

         8.       Confidential Information
                  ------------------------

         (a) The Company and the Employee acknowledge that the Employee, in performing the terms and conditions of the Employee's employment, will directly or indirectly gain access to confidential business information about the Company and its operations, including, but not limited to, its modes and methods of conducting its business and producing and marketing its products, its employee, customer, vendor and referral sources lists, its trade secrets, its copyrighted and non-copyrighted or non-protected computer software programs, its techniques of operation, its financial structure, and its weaknesses, if any ("Confidential Information").

         (b) The Company and the Employee agree that all Confidential Information shall be deemed to be highly confidential, shall constitute the Company's trade secrets and shall remain the sole property of the Company. The Employee agrees not to in any way communicate, reveal or divulge any Confidential Information to any person or entity not employed by the Company, unless the Executive Committee of the Company's Board of Directors has given its advance, written approval to such communication.

         (c) Upon termination of employment with the Company for any reason, or at any other time the Company demands, the Employee shall deliver promptly to the Company all Company property then in his possession, including without limitation all memoranda, notes, records, reports, manuals, drawings, blueprints, employee lists, customer lists, referral source lists, vendor service lists, software, programs, and any other documents and copies thereof and all material relating to Confidential Information belonging to the Company.

         (d) The Employee acknowledges and agrees that the Company has a duty to its shareholders to protect its assets, and in fulfilling this duty, the Company reserves the right to question its employees, generally and specifically, regarding Confidential Information.

         (e) The Employee agrees that the terms of this Section 8 shall survive termination of the Employee's employment. The Employee agrees to execute and abide by the Company's Confidentiality Agreement and such additional obligations of confidentiality as are set forth in the Company's policies and procedures or promulgated from time to time.

         9.       Notices
                  -------

         All notices under this Agreement shall be in writing and shall be deemed effective when delivered in person (in the Company's case, to its Secretary) or 72 hours after deposit in the U.S. Mail, postage prepaid, addressed to the Employee at his address as last recorded in the Company personnel records; and if to the Company at 540 Lake Cook Road, Deerfield, Illinois; or such other address as either may give by notice.

         10.      Assignment and Successors
                  -------------------------

         The rights and obligations of the Company under this Agreement shall inure to the benefit of and shall be binding upon the successors of the Company. This Agreement may be assigned by the Company only to an affiliate of the Company, provided that no such assignment shall relieve the Company of its obligation to provide compensation and benefits to the Employee as outlined in this Agreement.

         11.      Binding Arbitration - Attorney's Fees
                  -------------------------------------

                  The Company and the Employee agree that any and all disputes which may arise between the parties hereto regarding all aspects of the Employee's future employment and association with the Company, the terms of this Agreement and/or the Employee's rights hereunder shall be subject to and determined by arbitration in the City of Chicago, Illinois in accordance with the employment arbitration rules of the American Arbitration Association ("AAA"). In that regard, the Company and the Employee acknowledge and agree that

(i) arbitration is final and binding on both parties on all claims which are raised or could be raised concerning all aspects of the Employee's future employment and association with the Company or this Agreement, including, but not limited to, claims of employment discrimination, wrongful discharge, and breach of contract; (ii) both parties waive their rights to seek any remedies in court, including the right to a jury trial; (iii) reasonable pre-arbitration discovery is available to both parties, but may be more limited and focused than that in court proceedings; (iv) the arbitrator's award is required to be written and include findings of ultimate fact and reasoning; and (v) a party's right to appeal or to seek modification of the arbitrator's rulings is strictly limited by law and will be as limited as possible to permit enforcement under applicable state or federal law. The arbitrator is to apply Illinois law as to liability and damages except where a claim arises under the laws of the United States, in which case United States' substantive law as to liability and damages shall apply.

                  The arbitrator shall be empowered to award attorney's fees, out-of-pocket costs or disbursements, and any and all charges which may be made for the cost of the arbitration and the fees of the arbitrator to be paid by the losing party or to be borne equally by the parties in his or her discretion. The provisions of this Agreement will survive any termination of the Employee's employment or other association with the Company, and the existence of any claim or cause of action by the Employee against the Company, whether predicated on this Agreement or otherwise, will not constitute a defense to the enforcement of the covenants and agreements of this Agreement in AAA proceedings.

         12.      Amendment
                  ---------

         This Agreement may be amended only by a written instrument signed by both the Employee and the Company. Nothing in this Agreement, express or implied, is intended to confer upon any third person any rights or remedies under or by reason of this Agreement. No amendment or modification of this Agreement requires the consent of any individual, partnership, corporation, or other entity not a party to this Agreement

         13.      Construction
                  ------------

         This Agreement shall be construed under the laws of the State of Illinois. Paragraph headings are for convenience only and shall not be considered a part of the terms and provisions of the Agreement

         14.      Severability
                  ------------

                  The provisions of this Agreement are severable and, in the event that any provision hereof shall be found by any court to be unenforceable, in whole or in part, the remainder of this Agreement shall nonetheless remain enforceable and binding upon the Company and the Employee.

         15.      Waiver of Breach
                  ----------------

                  No waiver of any breach of any term or provision of this Agreement shall be construed to be, nor shall be, a waiver of any other breach of this Agreement. No waiver shall be binding unless in writing and signed by the party waiving the breach.

         16.      Entire Agreement
                  ----------------

                  This Agreement shall constitute the entire agreement between the Company and the Employee and supersede all prior and contemporaneous agreements, representations and understandings of the parties.

         IN WITNESS WHEREOF, MMI Companies, Inc. has caused this Agreement to be executed by its duly authorized officers, and Employee has hereunto set his hand and seal. this day of , 1997.


                                        MMI COMPANIES, INC.



                                        BY:___________________________________
                                            Joseph D. Sargent, Chairman of the
                                            Personnel and Compensation
                                            Committee



                                           ___________________________________
                                            B. Frederick Becker

EXHIBIT 10.19

January 7, 1998

Via Hand Delivery


Mr. Stephan A. Schleisman
871 Woodstream Court
Lake Forest, IL  60045

Dear Steve:

This letter confirms our discussion of the terms of a mutual agreement regarding your resignation from MMI Companies, Inc. (the "Company"). In order for you and the Company to complete this agreement as a full and binding resolution of all matters relating to your employment with and separation from the Company, it is understood that you and the Company agree as follows:

1.       Resignation.  You agree to resign and the Company agrees to accept your
         ------------
         resignation effective January 7, 1998 (the "Separation Date").

2.       Separation  Payment.  In  consideration of the terms and conditions set
         -------------------
         out in the paragraphs that follow, the Company will make a special separation payment and provide benefits as follows:

                  a. The Company will make a special separation payment of $255,000.00 (less deductions for social security insurance, federal, state and other taxes and other payroll withholdings), a sum equal to 12 months of your regular annualized base salary. This separation payment will be made to you semi-monthly in equal installments with the first payment to be made on the first normal payday after the expiration of the seven day revocation period described below in Paragraph 6. The period of time during which you are receiving separation pay is referred to as the "Pay Period."

                  b. Through the end of the Pay Period or until you secure employment elsewhere, whichever occurs first, you shall be entitled to participate at the Company's expense in the medical, dental and vision group insurance plans in which you presently participate, provided such medical, dental and vision benefits continue to be available for similarly situated employees within the Company. Your COBRA rights, to medical benefits will commence on the Separation Date and will run for eighteen months from February 1, 1998. The Company will cover your COBRA payments, if any, from February 1, 1998 through January 31, 1999.

                  c. The Company will provide outplacement assistance, for a period of 12 months or until you secure employment, whichever occurs first, with Drake, Beam, Morin, at a location acceptable to the Company.

                  d. Payments under this Paragraph 2 shall not be included as compensation for purposes of the Company Savings and Profit Sharing Plan (401(k))(the "Plan"). You will be entitled to receive the Company match for your 1997 contributions to the Plan.

                  e. All unvested stock options previously granted will lapse on the Separation Date. Vested but unexercised stock options are subject to the terms of your option agreement.

                  f. The Company will provide you with a payment of $1,000,000.00 upon attainment of age 65 or death, whichever occurs first, subject to all applicable taxes as required by law.

                  g. The Company will forgive all relocation expenses incurred and reimbursed up through the Separation Date.

                  h. Your contributions to the Retirement Equity Plan and applicable match will paid to you in the April 15, 1998, payroll, subject to all applicable taxes as required by law.

                  i. Your eligibility to participate in the Plan and the ESIP will terminate as of your resignation date.

         You understand and agree that the total of the payments and benefits described in Paragraphs 2(a) through 2(h) are in consideration of the terms you agree to in this agreement and exceed in amount any payments or benefits the Company would have otherwise owed you, but for this agreement. You further acknowledge and understand that you are entitled to no payments or benefits other than those enumerated in the Paragraph 2.

3.       Release.
         --------

                  a. You (as defined below in Paragraph 3(b)) waive your right to assert and release and discharge the Company, and each of the Company's successors, assigns, divisions, subsidiaries, current or prior parents, affiliates, directors, officers, agents, employees, representatives, and attorneys (and agents, directors, officers, employees, representatives, and attorneys of any divisions, current or prior parents, subsidiaries and affiliates), from any and all claims of any sort, known or unknown, which you now have or have ever had that in any way relate to your employment relationship with the Company or the termination of your employment (the "Release"). This Release specifically includes, but is not limited to, any claims under the Age Discrimination in Employment Act ("ADEA"), Title VII of the Civil Rights Act of 1964, the Employee Retirement Income Security Act ("ERISA"), the Americans With Disabilities Act ("ADA"), the Civil Rights Act of 1991, the Fair Labor Standards Act, the Family and Medical Leave Act, the Illinois Human Rights Employment Act, each as amended, or under any other federal, state or local statute, law, regulation or ordinance banning any type of employment discrimination or in any way regulating employment relationships as well as any claim of unlawful retaliation, wrongful discharge, breach of contract (express or implied), breach of good faith and fair dealing, emotional distress, injury to personal reputation, any equitable or any other type of claim whatsoever in any way related to your employment or termination of employment. You also waive and agree not to accept any award of money from any lawsuit or administrative proceeding which might be brought on your behalf by someone else.

                  b. For purposes of this Release "You" shall include your spouse, issue, agents, representatives, guardians, assigns, dependents, heirs, executors, administrators, and attorneys.

                  c. You represent that you have not filed, and promise never to file, any lawsuit, petition, charge of discrimination, grievance or action of any nature against the Company, or anyone else released above, asserting any claims that are released in Paragraph 3(a).

4.       Confidential  Information.  You agree that the success of the Company's
         -------------------------
         business depends in large part on the development, use and protection of certain Confidential Information and acknowledge that during the course of your employment, you have become aware of certain Confidential Information, such as business methods, techniques, research data, marketing and sales information, customer lists, know-how of the Company and its parent and affiliates, their manner of operation, plans or other data, which constitute valuable trade secrets of the Company. You agree to hold such information in strict confidence and not to publish or disseminate any Confidential Information to any third party. Confidential Information shall mean any information which is not disclosed to the general public and which relates to: (i) the business of the Company, its parent or affiliates, (ii) any client of the Company, its parent or affiliates or (iii) any product, service, methodology, tool, or software of the Company, its parent or affiliates. Confidential Information does not include information that:
         (i) is or becomes published or otherwise available to the public through no act or no fault of your own; or (ii) has previously been disclosed to you by a source other than the Company, as evidenced by your written records; or (iii) hereafter comes into your possession from a third party with the legal right to use and disclose the same. You agree not to make any use whatsoever, either now or in the future, of the Confidential Information, for your own personal use or the use of any business or venture with which you are or may become associated, whether through employment, investment, contractual relationship, or otherwise.

5.       Consultation  with Legal Counsel.  You acknowledge that the Company has
         --------------------------------
         advised you in writing to consult with counsel and has granted you at least 21 days to consider this agreement, including the Release, before signing it.

6.       Revocation Period.  Following your execution of this Release,  you will
         -----------------
         have seven days during which to revoke your agreement to this Release. If you choose not to so revoke your agreement, this Release shall become effective and enforceable and the payment described above in Paragraph 2 will then be made to you.

7.       Non-Solicitation.  You  acknowledge  that  the  Company  has  a  highly
         ----------------
         qualified and loyal work force and a consequent valuable and strong interest in maintaining that work force and agree that, for a period of two years after the Separation Date, you will not contact any employees of the Company, directly, indirectly or through a third party, for the purpose of soliciting or inducing them in any fashion to quit at any time their employment with the Company for any purpose.

8.       Cooperation.  You agree that,  at the request of the Company,  you will
         -----------
         cooperate with the Company and its subsidiaries and affiliates and their officers, directors and counsel in connection with any investigation, claim or litigation relating to any matter in which you were involved during your employment with the Company or of which you have knowledge. The Company agrees to reimburse you for all reasonable expenses incurred by you in providing such assistance and to pay a reasonable per diem rate for any services requested of you in connection therewith.

9.       Breach.  In the event you breach  Paragraphs  4, 7 or 8, you agree that
         ------
         effective with such breach the Company's obligation to make any payments to you or to provide you with any benefits pursuant to Paragraph 2 shall cease immediately, without prejudice to the Company's right to seek any other remedy, including injunctive relief.

10.      Recovery of Expenses  and Fees.  If you should  assert any claims which
         ------------------------------
         you have released under this agreement, you agree that the Company (and/or any other party released) shall be entitled to recover from you all costs, expenses and attorneys' fees it or they may reasonably incur in defending against those claims.

11.      Final  Settlement of Claims and  Employment.  You  understand and agree
         -------------------------------------------
         that any claims or disputes in any way related to your employment relationship and separation from the Company are fully compromised, settled and released on the effective date of this agreement.

12.      No Admission of Fault.  You  acknowledge and understand that nothing in
         ---------------------
         this agreement is an admission of fault or wrongdoing by the Company.

13.      Voluntary Nature of Agreement.  Both parties acknowledge that they have
         -----------------------------
         read this agreement before executing it, understand its terms and have voluntarily chosen to enter into this agreement. The parties also acknowledge that no promise or representation has been made by you to the Company or by the Company to you other than as set out in this agreement.

14.      Resignation. You agree that you are resigning from the Company and that
         -----------
         if asked about your separation from the Company, you and any authorized Company representative will respond that you resigned for reasons and on terms mutually acceptable to you and the Company. You agree that you will not apply for employment with the Company, its subsidiaries or affiliates in the future and that if you do, the Company, its subsidiaries or affiliates will have no obligation to consider you.

15.      Confidentiality.  You agree not to disclose the terms and provisions of
         ---------------
         this agreement to anyone other than your immediate family, attorney or tax advisor. You further agree that because of the difficulty of enforcing this provision, and harm to the Company, the Company is entitled to injunctive relief against any breach.

16.      Severability.   This   Agreement  is  expressly  made  subject  to  the
         ------------
         provisions of applicable federal laws and the internal laws of the State of Illinois without regard to its choice of law rules. If any provision of this Agreement is invalidated or held unenforceable because of any conflict with any such law (or any other law deemed applicable), the remaining provisions hereof shall not be affected but shall continue to be valid and enforceable to the fullest extent permitted by law.

17.      Company  Property.  You  represent  that you have  returned all Company
         -----------------
         files, documents, proprietary information, and Company owned equipment, including but not limited to pagers, telephones, facsimile equipment and computers.

18.      Securities Issues. You agree that you will comply with the restrictions
         -----------------
         outlined in the attached memorandum regarding the purchase and sale of the Company's stock and the exercise of stock options by "insiders" or "affiliates", including specifically, the pooling accounting rules applicable because of the Unionamerica acquisition.

The Company acknowledges its agreement to the terms and conditions contained above by having a duly authorized officer sign below.

If you agree to these terms and conditions, sign and date this agreement below and postmark an executed copy to the attention of Merrilee Hepler no later than January 28, 1998. We again bring to your attention the fact that this document is a legal document and, therefore, you may desire to consult with an attorney.

Very truly yours,

----------------------------------

B. Frederick Becker
Chairman & CEO

Acknowledged and agreed to this
______ day of _________, 1998


-------------------------------
Stephan A. Schleisman

Notary Attestation:

Signed and sworn to before me
this ___ day of ___, 1998

EXHIBIT 13.1

    The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.


                                                                            Year Ended December 31
                                                  ----------------------------------------------------------------------------
                                                         1997           1996           1995           1994           1993
                                                         ----           ----           ----           ----           ----

PREMIUMS AND INCOME DATA (1):
Gross premiums written                               $   372,173    $   357,718    $   366,802    $   323,071     $   305,274
Net premiums earned                                      278,237        281,391        272,903        267,976         241,988
Consulting and fee income                                 51,626         34,535         22,336         18,602           6,962
Net investment income                                     75,490         73,681         62,936         51,150          53,207
Net realized gains/(losses) on investments                 2,182           (890)         1,692        (35,261)          7,144
Total revenues                                           407,535        388,717        359,867        302,467         309,301
Income from continuing operations (2)                     35,067         45,220         34,131          6,798          32,937
    Per share (5)                                           1.81           2.50           2.54           0.54            2.92

Operating income (3)(6)                              $    33,657    $    45,816    $    33,024    $    30,365     $    28,186
    Per share (5)                                           1.74           2.53           2.46           2.40            2.50
Cash dividends per common share                             0.22           0.17           0.15           0.11            0.09

Weighted average number of common
    and common equivalent shares (5)                      19,396         18,087         13,446         12,634          11,265

BALANCE SHEET DATA (AT END OF YEAR) (1):
Investments                                          $ 1,230,800    $ 1,212,556    $ 1,166,825    $   849,049     $   853,148
Total assets                                           1,884,067      1,804,421      1,741,758      1,401,315       1,432,457
Loss and loss adjustment expense reserves              1,125,146      1,149,918      1,199,870      1,002,839       1,018,129
Long-term notes payable                                        -         93,000         89,000         97,000          92,000
Mandatorily redeemable preferred capital securities      118,724              -              -         16,899          15,437
Unrealized gains (losses) on investments (4)              24,332         13,456         22,709         (9,470)              -
Stockholders' equity (4)                                 399,002        355,166        272,266        136,952         137,435
Book value per share (4)                                   21.16          19.01          16.39          11.04           11.09

GAAP RATIOS (7):
Loss ratio                                                 71.8%          74.2%          75.6%          74.8%           79.6%
Expense ratio                                              41.8%          33.0%          33.3%          28.5%           27.7%
                                                  ----------------------------------------------------------------------------
Combined ratio                                            113.6%         107.2%         108.9%         103.3%          107.3%
                                                  ============================================================================


(1) The  Company  acquired  Unionamerica  Holdings  plc in  December  1997  in a
    transaction accounted for as a pooling of interests. As such, the consolidated financial statements include Unionamerica's balance sheet and results of operations for all periods presented.
(2) Income from continuing operations in 1996 excludes a loss from discontinued operations of $5,100,000, net of tax, related to a former affiliate. See
    Note 15 to the Consolidated Financial Statements.
(3) Operating income represents income from continuing operations before extraordinary losses of $707,000 in 1997 and $4,737,000 in 1995 and after-tax realized investments gains (losses) of $1,410,000 in 1997, $(596,000) in 1996, $1,106,000 in 1995, $(23,567,000) in 1994 and $4,751,000
    in 1993.
(4) The Company adopted new standards on accounting for investments in 1994.
(5) The  Company  adopted a new  standard  on  earnings  per share in 1997.  All earnings per share amounts have been restated to conform to the new requirements. Per share and weighted average shares are presented on a diluted basis.
(6) In 1997, operating income includes a charge, net of tax, of $8,937,000 or $.46 per share related to the acquisition of Unionamerica.
(7) GAAP ratios have been derived from the results of the Company's domestic and international insurance segments. The 1997 expense ratio includes 3.5 percentage points related to expenses incurred in connection with the Unionamerica acquisition.

EXHIBIT 13.2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report. The Company's financial statements reflect the acquisition of Unionamerica Holdings plc (Unionamerica) in December 1997. The acquisition has been accounted for as a pooling of interests and as such, the financial statements have been restated to include Unionamerica's results of operations for all periods presented.

RESULTS OF OPERATIONS

     1997 COMPARED WITH 1996

     Revenues. Gross premiums written increased by 4.1% to $372.2 million in 1997 from $357.7 million in 1996. Medical malpractice gross premiums written increased 5.0% to $200.5 million in 1997 from $191.0 million, international gross premiums written increased 6.0% to $152.0 million in 1997 from $143.4 million in 1996 and other gross premiums written decreased 15.5% to $19.7 million in 1997 from $23.3 million in 1996. Net premiums written increased by 2.6% to $297.7 million in 1997 from $290.1 million in 1996.

     Net premiums earned decreased by 1.1% to $278.2 million in 1997 from $281.4 million in 1996. Medical malpractice net premiums earned decreased by 1.7% to $154.1 million in 1997 from $156.7 million in 1996. International net premiums earned increased 1.5% to $118.7 million from $117.0 million and other net premiums earned decreased 28.6% to $5.5 million from $7.7 million. An extremely competitive environment continues to exist in the medical malpractice and international insurance marketplaces which exerts a negative influence on price levels. The small decline from 1996 to 1997 in the Company's net earned premiums reflects this pricing environment. Other premiums decreased due to the Company's non-renewal of a large account.

     Consulting and fee income increased by 49.6% to $51.6 million in 1997 from $34.5 million in 1996. Of the growth in consulting and fee income, 28.9 percentage points of the 49.6% increase is attributable to the inclusion of the results of Equifax Medical Credentials Verification Services (EMCVS) and Professional Risk Management, Inc. (PRM) from their date of acquisition, January 1, 1997. The balance of the increase is due to internally generated growth. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 15.7% in 1997 compared to 10.9% in 1996.

     Net investment income increased by 2.4% to $75.5 million in 1997 from $73.7 million in 1996. Investment income growth is due to a higher average level of invested assets in 1997 versus 1996 combined with a shift in the average asset allocation from municipal securities to higher yielding preferred stocks and taxable fixed income securities. The Company had net realized gains on investments of $2.2 million in 1997 compared to losses of $0.9 million in 1996.

     Losses and expenses. Losses and loss adjustment expenses ("LAE") decreased by 4.3% to $199.8 million in 1997 from $208.8 million in 1996. Medical malpractice liability losses and LAE decreased by 1.5% to $128.9 million in 1997 from $130.8 million in 1996. International losses and LAE decreased 8.5% to $66.8 million in 1997 from $73.0 million principally due to the Company's downward revision of estimates for prior years surplus lines premium and losses as well as an increased percentage of casualty business, which tends to have lower loss ratios and higher expense ratios than property business. Other losses and LAE decreased 18.0% to $4.1 in 1997 from $5.0 million in 1996 due to a decease in other earned premium.

    Insurance and administrative expenses increased by 32.6% to $157.0 million in 1997 from $118.4 million in 1996. Of the increase in administrative expense, $15.4 million is attributable to internal growth in the Company's consulting and fee segment and the inclusion of acquired consulting and fee businesses and $23.6 million is attributable to an 8.8 percentage point increase in the insurance segment expense ratio. The increase in insurance expenses includes $9.7 million of expenses related to the Company's acquisition of Unionamerica, which was completed in December 1997 as well as an $8.0 million increase in commission expense.

     The combined ratio, which includes the sum of losses and LAE and insurance segment expenses, divided by earned premiums, increased to 113.6% 1997 compared to 107.2% in 1996. The effect on the expense ratio of expenses related to the acquisition of Unionamerica amounted to an increase of 3.5 percentage points. The loss ratio decreased by 2.4 percentage points and the expense ratio increased by 8.8 percentage points in 1997, as compared to 1996. Also contributing to the increase in the expense ratio were increased commissions on excess casualty business written in the international segment which carries higher acquisition expenses than the other international lines of business.

     Interest expense increased by 6.6% to $6.5 million in 1997 from $6.1 million in 1996 due to an increase in outstanding debt relating to the Company's increased investment in a Lloyd's managing agency in July, 1997.

     Income taxes. Income taxes were $9.2 million in 1997 compared to $10.2 million in 1996 due to lower pre-tax income in 1997 partially offset by an increase in tax on net capital gains in 1997 versus net capital losses in 1996.

     Extraordinary loss, net of tax. In connection with the repayment of the bank lines of credit in December, 1997, the Company wrote off deferred financing costs totaling $707,000, net of tax.

     Loss from discontinued operations. In February, 1997, MMI settled two lawsuits related to its former subsidiary, Ludgate Insurance Company, Limited (Ludgate) and recorded the settlement in its 1996 financial statements as a loss from discontinued operations. The pre-tax loss was $7.8 million, with a corresponding tax benefit of $2.7 million, resulting in a charge of $5.1 million.

     Net income. Net income decreased by 14.2% to $34.4 million in 1997 from $40.1 million in 1996 as a result of expenses related to the acquisition of Unionamerica and a decline in the rate of growth of insurance premium and an increase in the combined ratio partially offset by the loss from discontinued operations in 1996.

     Net income per share. Diluted net income per common and common equivalent share decreased to $1.77 in 1997 from $2.22 in 1996. Included in the 1997 amount is a reduction of $.46 per share for the expenses, net of tax, incurred in connection with the Unionamerica acquisition. Also included is a gain of $.07 in 1997 versus a loss of $.03 in 1996 related to net realized gains and losses on investments, net of tax, as well as an extraordinary loss of $.04 in 1997 and a loss from discontinued operations of $.28 in 1996. Diluted weighted average shares and equivalents outstanding increased due to the Company's stock offering in September and October 1996.


     1996 COMPARED WITH 1995

     Revenues. Gross premiums written decreased by 2.5% to $357.7 million in 1996 from $366.8 million in 1995. Medical malpractice gross premiums written increased 0.8% to $191.0 million in 1996 from $189.4 million in 1995, international gross premiums written decreased 8.1% to $143.4 million in 1996 from $156.1 million in 1995 and other gross premiums written increased 9.4% to $23.3 million in 1996 from $21.3 million in 1995. Net premiums written decreased by 2.8% to $290.1 million in 1996 from $298.4 million in 1995.

     Net premiums earned increased by 3.1% to $281.4 million in 1996 from $272.9 million in 1995. Medical malpractice net premiums earned increased by 6.2% to $156.7 million in 1996 from $147.6 million in 1995. International net premiums earned decreased 0.6% to $117.0 million in 1996 from $117.7 million and other net premiums earned increased 1.3% to $7.7 million from $7.6 million. Competitive market conditions and softness in pricing throughout 1996 contributed to a decline in the rate of growth in the Company's premium income.

     Consulting and fee income increased by 54.7% to $34.5 million in 1996 from $22.3 million in 1995. Of the growth in consulting and fee income, 26.3 percentage points are attributable to the inclusion of the results of Management Science Associates, Inc. (MSA) from the date of its acquisition, April 1, 1996. The balance of the increase is due to internally generated growth. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 10.9% in 1996 compared to 7.6% in 1995.

     Net investment income increased by 17.2% to $73.7 million in 1996 from $62.9 million in 1995. Investment income growth is due to growth in invested assets. In December 1995, the Company commuted an aggregate excess of loss reinsurance policy and received $63.1 million as consideration for the assumption of previously ceded liabilities. The Company had net realized losses on investments of $.9 million in 1996 compared to gains of $1.7 million in 1995.

     Losses and expenses. Losses and LAE increased by 1.2% to $208.8 million in 1996 from $206.3 million in 1995. Medical malpractice liability losses and LAE increased by 3.9% to $130.8 million in 1996 from $125.9 million in 1995 due to the increase in medical malpractice net earned premiums. International losses and LAE decreased by 4.2% to $73.0 million from $76.2 million and other losses and LAE increased by 22.0% to $5.0 million in 1996 from $4.1 million in 1995.

     Insurance and administrative expenses increased by 17.8% to $118.4 million in 1996 from $100.5 million in 1995. Of the increase in administrative expense, $11.1 million is attributable to internal growth in the Company's consulting and fee segment and the inclusion of the Company's acquired employee relations consulting business from the date of its acquisition in April 1996. The remainder of the increase in expenses is due to internal growth and the addition of expenses resulting from changes following Unionamerica becoming publicly traded in late 1995.

     The combined ratio declined to 107.2% in 1996 compared to 108.9% in 1995 due to a 1.4 percentage point improvement in the loss ratio and a 0.3 percentage point decrease in the expense ratio.

     Interest expense decreased by 44.0% to $6.1 million in 1996 from $10.9 million in 1995 due to a reduction in the amount of debt outstanding in connection with the repayment of debt with the proceeds of Unionamerica's initial public offering in December, 1995.

     Income taxes. Income taxes were $10.2 million in 1996 compared with $8.1 million in 1995 due to an increase in pre-tax income.

     Extraordinary loss. In 1995 an extraordinary loss was recognized totaling $4.7 million, net of tax, in connection with the write-off of deferred financing costs and premium on early redemption of subordinated loan notes.

     Loss from discontinued operations. In 1992, MMI sold Ludgate at a loss, which was reported in discontinued operations. Subsequently, the Company was named in two lawsuits connected with the sale. In February 1997, MMI settled both lawsuits and commuted the stop-loss reinsurance agreement provided by MMI to Ludgate in connection with the sale. The settlement of all these matters is recorded in the accompanying 1996 statement of income as a loss from discontinued operations. The pre-tax loss is $7.8 million with a corresponding tax benefit of $2.7 million, resulting in a charge of $5.1 million.

     Net income. Net income increased by 36.4% to $40.1 million in 1996 from $29.4 million in 1995 due to the aforementioned reasons.

     Net income per share. Diluted net income per common and common equivalent share increased to $2.22 in 1996 from $2.19 in 1995. Included in the 1996 amount is a loss of $0.28 from discontinued operations as well as a loss of $.03 in 1996 related to net realized gains and losses on investments net of taxes. Included in the 1995 amount is an extraordinary loss of $.35 as well as a gain of $.08 related to net realized gains and losses on investments net of taxes. Diluted weighted average shares and equivalents outstanding increased in 1996 due to the Company's stock offering in September and October 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's principal sources of operating funds are management fees and dividends from its subsidiaries. In 1997, the Company received dividends from its subsidiaries of $29.8 million, compared to $11.0 million in 1996 and $6.0 million in 1995. Of the 1997 dividend, $20.0 million was a special dividend paid by Health Providers Insurance Company to the Company in December 1997 in connection with an intercompany assumption reinsurance transaction. The Company then contributed the $20.0 to American Continental Insurance Company's statutory surplus. The Company received management fees from its subsidiaries of $28.5 million in 1997, $24.6 million in 1996 and $19.1 million in 1995. The Company's principal uses of funds are operating expenses, acquisitions, debt service and dividends to stockholders.

     On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenditures, debt service requirements, taxes and dividends to stockholders.

     Cash flow. On a consolidated basis, the Company has had positive cash flow from operations in each of the last three years. The level of positive cash flow has decreased over the last two years due to the decline in the rate of growth in premiums. Also contributing to positive cash flow besides premiums is the timing difference between the collection of premiums and payment of claims and expenses. Because of uncertainty related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from year to year and quarter to quarter. Cash provided by operating activities was $6.5 million in 1997, $25.0 million in 1996 and $112.1 million in 1995. Cash provided in 1995 includes $63.1 million received in connection with a reinsurance commutation. Cash from operations decreased principally due to a decrease in the growth rate of net premiums written and an acceleration in paid losses.

     Investing activities, substantially in fixed income securities, have been the principal use of cash flow from operations. Cash used by investing activities was $24.4 million in 1997, $88.4 million in 1996 and $156.6 million in 1995. The Company has no material commitments for capital expenditures.

     Financing activities provided $19.8 million in cash in 1997, $54.0 million in 1996 and $32.2 million in 1995. In July 1997, the Company increased its borrowings by $10.0 million to finance an investment in additional Lloyd's underwriting capacity. In December 1997, the Company completed a private placement of Trust Preferred Capital Securities and received net proceeds of $118.7 million. Concurrent with the receipt of the proceeds, the Company repaid the full outstanding amounts under its credit agreements totaling $103.0 million. The Company had no outstanding bank debt at December 31, 1997.

     Cash provided by financing activities in 1996 includes $53.6 million, net of expenses, from the issuance of Common Stock, of which $46.3 million related to the Company's stock offering in September and October 1996. In April 1996, the Company increased its borrowings by $8.0 million in connection with the acquisition of its employee relations consulting subsidiary. Long-term debt totaled $93.0 million as of December 31, 1996.

     Invested assets. The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was less than 3.5% of the fair value of total invested assets as of December 31, 1997. The estimated fair value of the Company's short-term, fixed maturity and preferred stock investments was $1,230.8 million as of December 31, 1997, compared with $1,212.6 million as of December 31, 1996. The December 31, 1997 amount includes net unrealized gains of $37.1 million, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Unrealized gains were $20.7 million as of December 31, 1996. The increase in unrealized gains during 1996 was due to an decrease in the general level of interest rates.

     The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $52.2 million or 4.2% of invested assets as of December 31, 1997, compared with $59.7 million or 4.9% of invested assets as of December 31, 1996. The Company believes that all of its invested assets are readily marketable.

     Trust Preferred Capital Securities. In December 1997, MMI completed a private placement of $125.0 million in 30 year non-callable Capital Securities of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities are rated a3 by Moody's Investor Service and BBB+ by Standard & Poor's Rating Services. The Capital Securities will pay cumulative distributions at the annual rate of 7 5/8% semiannually in arrears beginning June 15, 1998 and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds from the private placement, net of expenses, were $118.7 million. In connection with the receipt of the private placement proceeds, the Company repaid all of its outstanding bank debt totaling $103.0 million.

     Line of credit. In February 1998, the Company obtained an unsecured revolving credit line of $100.0 million. The Company has not borrowed against this line of credit. The credit agreement provides for interest at a fixed rate equal to the Interbank Offered Rate for periods of up to one year plus a margin of 20 to 40 basis points, and contains financial covenants with respect to minimum net worth and statutory surplus, maximum debt to total capitalization, and minimum risk-based capital levels. The credit agreement also restricts the Company's ability to pay stockholder's dividends in a single year in excess of 50% of the average of the prior three years' net income.

     Stockholders' equity. The Company's stockholders' equity was $399.0 million as of December 31, 1997, compared to $355.2 million as of December 31, 1996. Changes in stockholders' equity are primarily attributable to net income of the Company, dividends to stockholders, changes in unrealized gains or losses on investments and issuances of Common Stock. Cash dividends to stockholders totaled $4.2 million in 1997, $2.9 million in 1996 and $2.1 million in 1995. As of December 31, 1997, estimated unrealized gains on investments were $37.1 million net of deferred tax liability of $12.8 million, thereby increasing stockholders' equity by $24.3 million. As of December 31, 1996 the Company had an unrealized gain, net of taxes, of $13.5 million.

     Risk-based capital. The NAIC has adopted risk-based capital solvency standards for domestic property and casualty and life and health insurers. Under these standards, several solvency thresholds are calculated based on the underwriting, credit, and investment risks of a company. As of December 31, 1997 the statutory capital and surplus of each of the Company's domestic insurance subsidiaries exceeded its risk-basedcapital requirements.

     Minimum solvency margin. Under the Insurance Companies Act of 1982, the Department of Trade and Industry (DTI) authorizes companies in the United Kingdom to engage in the insurance business. Under the 1982 Act, companies authorized to transact business are required to maintain a minimum solvency margin. As of December 31, 1997, Unionamerica's minimum solvency margin was estimated at $25.7 million and its net assets were estimated at $133.7 million. The DTI typically expects an insurance company to maintain net assets at least 2.5 times greater than its solvency margin.

ACQUISITIONS

     On December 11, 1997, the Company acquired 99% of the issued and outstanding Ordinary Shares of Unionamerica, all of which were represented by Unionamerica American Depository Shares (ADSs). MMI is in process of applying the compulsory acquisition procedures set forth in the Companies Act 1985 of Great Britain to acquire all of the remaining Unionamerica ADSs. Founded in 1977, Unionamerica is a specialty casualty and property reinsurer and insurer operating in the London-based reinsurance and insurance market. MMI issued 7.1 million shares of Common Stock at the exchange ratio of 0.836 MMI shares for each Unionamerica ADS. The acquisition was accounted for as a pooling of interests, and, as such, the Company's financial statements have been restated for all periods presented as if the acquisition had occurred at the beginning of the earliest period presented.

     On July 23, 1997, MMI acquired a 39% interest in JMA Holdings Limited (JMAHL), the parent company of Jago Managing General Agency Limited, a Lloyd's managing agency, for consideration of $9.1 million. The consideration was comprised of $5.9 million in cash and $3.2 million of short-term notes payable.

     Effective January 1, 1997, the Company purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc., and acquired by merger all of the outstanding stock of Professional Risk Management, Inc. (PRM), a privately held California third-party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The total purchase price for these acquisitions was $8.3 million in cash and $2.0 million in MMI Common Stock. These acquisitions were accounted for as purchases and the operations of EMCVS and PRM are included in the Company's consolidated financial statements since their date of acquisition.

     Effective April 1, 1996, the Company purchased substantially all of the net assets of Management Science Associates (MSA). MSA provides employee relations and human resource consulting services to healthcare organizations and had revenues of approximately $6.6 million in 1995. The purchase price for MSA was $8.3 million in cash, which was funded principally by an increase in borrowings under the Company's credit agreement.

YEAR 2000

    The Company has developed a workplan to address year 2000 issues across all MMI technology platforms. A companywide assessment of year 2000 exposures has been completed and workplan priorities and schedules are in place and are expected to be completed in mid-1998. Additionally, system-wide year 2000 simulations are scheduled throughout 1999. The workplan includes system modification and conversion as well as alignment with vendors and third parties. The cost to address year 2000 issues is not expected to be material and is being expensed as incurred.

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

EXHIBIT 13.3

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                  1997                  1996
                                                                                  ----                  ----
ASSETS
   INVESTMENTS (Note 4 )
     Short-term investments -- at fair value (amortized cost: 1997 -
        $52,210;  1996 - $59,664).................................          $           52,219  $             59,695
     Fixed maturities-- at fair value (amortized cost: 1997 -
        $1,101,970; 1996 - $1,111,425) ...........................                   1,135,702             1,130,597
     Preferred Stock. -- at fair value (amortized cost: 1997 -
        $39,476; 1996 - $20,794)..................................
                                                                                        42,879                22,264
                                                                            ------------------   -------------------
                                                                                     1,230,800             1,212,556

   OTHER ASSETS
     Cash ........................................................                       6,698                 4,839
     Premiums and fees receivable ................................                     165,906               158,303
     Reinsurance receivables (Note 3) ............................                     300,077               283,577
     Prepaid reinsurance premiums (Note 3) .......................                      21,514                13,175
     Accrued investment income ...................................                      17,045                16,788
     Cost in excess of net assets of purchased
       subsidiaries, less accumulated amortization (Notes 1 and 2)                      37,257                21,084
     Furniture and equipment - at cost,
       less accumulated depreciation (Note 1) ....................                      14,258                12,027
     Deferred income taxes (Note 5) ..............................                      42,979                45,750
     Other .......................................................
                                                                                        47,533                36,322
                                                                            ------------------   -------------------
                                                                            $        1,884,067   $         1,804,421
                                                                            ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
     Policy liabilities:
       Loss and loss adjustment expense reserves (Note 7):
         Medical malpractice .....................................          $          613,063  $            620,673
         International ...........................................                     500,032               518,345
         Other ...................................................                      12,051                10,900
                                                                            ------------------   -------------------

                                                                                     1,125,146             1,149,918
       Unearned premium reserves .................................                     134,188               106,475
       Future life policy benefits ...............................                       8,723                 8,578
                                                                            ------------------   -------------------

                                                                                     1,268,057             1,264,971
       Accrued expenses and other liabilities ....................                      50,071                48,421
       Amounts due to reinsurers (Note 3) ........................                      48,213                42,863
       Long-term notes payable (Note 6) ..........................
                                                                                            --                93,000
       Company-obligated, mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior
           subordinated debentures of the Company (Note 6)........                     118,724                    --
                                                                            ------------------   -------------------
                                                                                     1,485,065             1,449,255
Contingencies (Notes 3 and 11)

STOCKHOLDERS' EQUITY (Notes 8 and 10)
   Common stock, par value $.10 per share:
       Authorized shares: 30,000
       Issued and outstanding shares:
       1997 - 18,857; 1996 - 18,681 ................................                     1,886                 1,868
   Additional paid-in capital ....................................                     217,855               215,091
   Retained earnings .............................................                     154,929               124,751
   Unrealized gains on investments, net of taxes:
     1997 - $12,812; 1996 - $7,217 ...............................
                                                                                        24,332                13,456
                                                                            ------------------   -------------------
                                                                                       399,002               355,166
                                                                            ------------------   -------------------
                                                                            $        1,884,067   $         1,804,421
                                                                            ==================   ===================

See notes to consolidated financial statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                              Year Ended December 31,
                                                               ------------------------------------------------------
                                                                     1997              1996               1995
                                                                     ----              ----               ----

REVENUES
Insurance premiums earned (Note 3):
   Medical malpractice ..............................          $        154,097   $        156,722   $       147,635
   International.....................................                   118,658            116,982           117,712
   Other.............................................                     5,482              7,687             7,556
                                                               -----------------  -----------------  ----------------
                                                                        278,237            281,391           272,903
Consulting and fee income ...........................                    51,626             34,535            22,336
Net investment income (Note 4) ......................                    75,490             73,681            62,936
Net realized gains (losses) on investments (Note 4) .                     2,182               (890)            1,692
                                                               -----------------  -----------------  ----------------
       TOTAL REVENUES ...............................                   407,535            388,717           359,867

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Notes 3 and 7):
   Medical malpractice ..............................                   128,869            130,787           125,944
   International.....................................                    66,813             72,990            76,220
   Other.............................................                     4,079              4,999             4,144
                                                               -----------------  -----------------  ----------------
                                                                        199,761            208,776           206,308
Insurance and administrative expenses (Note 3) ......                   156,969            118,409           100,457
Interest expense ....................................                     6,489              6,083            10,889
                                                               -----------------  -----------------  ----------------
       TOTAL LOSSES AND EXPENSES ....................                   363,219            333,268           317,654
                                                               -----------------  -----------------  ----------------

       INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES AND EXTRAORDINARY LOSS...........                    44,316             55,449            42,213
Income taxes (Note 5) ...............................                     9,249             10,229             8,082
                                                               -----------------  -----------------  ----------------
       INCOME FROM CONTINUING
       OPERATIONS BEFORE EXTRAORDINARY
       LOSS..........................................                    35,067             45,220            34,131
Extraordinary losses, net of tax (Note 6)............                       707                 --             4,737
                                                               -----------------  -----------------  ----------------
       INCOME FROM CONTINUING OPERATIONS                                 34,360             45,220            29,394
Loss from discontinued operations, net of tax........                        --              5,100                --
                                                               -----------------  -----------------  ----------------
       NET INCOME ...................................          $         34,360   $         40,120   $        29,394
                                                               =================  =================  ================




Earnings per common and common equivalent share (Note 9):
Basic
     Income from continuing operations before extraordinary
     loss............................................          $           1.87   $           2.61   $          2.63
     Extraordinary losses, net of tax................                     (0.04)                --             (0.37)
     Loss from discontinued operations, net of tax...                        --              (0.30)               --
                                                               -----------------  -----------------  ----------------
     Net income......................................          $           1.83   $           2.31   $          2.26
                                                               =================  =================  ================


Diluted
     Income from continuing operations before
     extraordinary loss..............................          $           1.81   $           2.50   $          2.54
     Extraordinary losses, net of tax................                     (0.04)                --             (0.35)
     Loss from discontinued operations, net of tax...                        --              (0.28)               --
                                                               -----------------  -----------------  ----------------
     Net income......................................          $           1.77   $           2.22   $          2.19
                                                               =================  =================  ================



Weighted average number of common and
     common equivalent shares:
      Basic..........................................                    18,751             17,336            12,895
      Diluted .......................................                    19,396             18,087            13,446
                                                               =================  =================  ================

See notes to consolidated financial statements.

                                                           MMI Companies, Inc. and Subsidiaries
                                                     Consolidated Statements of Stockholders' Equity
                                                            (In thousands, except per share data)

                                                         Preferred Stock         Common Stock     Additional
                                                         ---------------         ------------
                                                       Number         Par      Number         Par    Paid-In
                                                    of Shares       Value   of Shares       Value    Capital
                                                    ---------       -----   ---------       -----    -------

Balance at January 1, 1995 .......................         --   $      --      12,409    $  1,247  $  85,589

Year ended December 31, 1995
   Net income
   Issuance of Common Stock of pooled
         entity, net of expenses of $6,178........                              3,200         320     58,522
   Issuance of Preferred Stock in connection
     with acquisition of subsidiary ..............        903      18,061                             (2,709)
   Conversion of Preferred to Common Stock .......       (903)    (18,061)        941          94     17,967
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options ...................                                110          10     1,,568
   Change in unrealized gains, net of
     taxes of $17,028.............................
   Retirement of Treasury Stock ..................                                (62)         (6)      (734)
   Common cash dividends ($.15 per share) ........
   Common stock dividend ($.18 per share) ........                                  9           1        163
   Preferred cash dividends ($.14 per share)......
                                                     --------    --------    --------    --------   --------

Balance at December 31, 1995 .....................         --          --      16,607       1,666    160,396

Year ended December 31, 1996:
   Net income ....................................
   Issuance of Common Stock, net of
     expenses of $2,866 ..........................                              1,750         170     48,280
   Issuance of Common Stock in connection
     with acquisition of subsidiaries ............                                 65           7      1,284
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options ...................                                259          25      5,131
   Change in unrealized gains, net of
     taxes of $4,557..............................
   Common cash dividends ($.17 per share) ........
                                                     --------    --------    --------    --------   --------

Balance at December 31, 1996 .....................         --          --      18,681       1,868    215,091





Year ended December 31, 1997:
   Net income ....................................
   Issuance of Common Stock in connection
     with acquisition of subsidiary ..............                                 85           9      1,942
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options ...................                                212          21      3,650
   Common  Stock repurchased......................                               (121)        (12)    (2,828)
   Change in unrealized gains, net of
     taxes of $5,595..............................
   Common cash dividends ($.22 per share) ........
                                                     --------    --------    --------    --------   --------

Balance at December 31, 1997 .....................         --    $     --      18,857    $  1,886   $217,855
                                                     ========    ========    ========    ========   ========


                                                           MMI Companies, Inc. and Subsidiaries
                                                     Consolidated Statements of Stockholders' Equity
                                                            (In thousands, except per share data)
                                                                         (CONTINUED)

                                                                                 Unrealized
                                                                               Gains (Losses)
                                                                                    on                Total
                                                      Retained     Treasury      Investments,     Stockholders'
                                                      Earnings        Stock     Net of Taxes         Equity
                                                     ---------    ---------    --------------      ---------


Balance at January 1, 1995 .......................   $  60,326    $    (740)   $  (9,470)          $ 136,952

Year ended December 31, 1995
   Net income ....................................      29,394                                        29,394
    Issuance of Common Stock of pooled
         entity, net of expenses of $6,178........                                                    58,872
   Issuance of Preferred Stock in connection
     with acquisition of subsidiary ..............                                                    15,352
   Conversion of Preferred to Common Stock .......                                                        --
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options ...................                                                     1,578
   Change in unrealized gains, net of
     taxes of $17,028 ............................                                32,179              32,179
   Retirement of Treasury Stock ..................                      740                               --
   Common cash dividends ($.15 per share) ........      (1,931)                                       (1,931)
   Common stock dividend ($.18 per share) ........        (164)                                           --
   Preferred cash dividends ($.14 per share) .....        (130)                                         (130)
                                                     ---------    ---------    ---------           ---------

Balance at December 31, 1995 .....................      87,495           --       22,709             272,266

Year ended December 31, 1996:
   Net income ....................................      40,120                                        40,120
   Issuance of Common Stock, net of
     expenses of $2,866 ..........................                                                    48,450
   Issuance of Common Stock in connection
     with acquisition of subsidiaries ............                                                     1,291
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options ...................                                                     5,156
   Change in unrealized gains, net of
     taxes of $4,557 .............................                                (9,253)             (9,253)
   Common cash dividends ($.17 per share) ........      (2,864)                                       (2,864)
                                                     ---------    ---------    ---------           ---------

Balance at December 31, 1996 .....................     124,751           --       13,456             355,166




Year ended December 31, 1997:
   Net income ....................................      34,360                                        34,360
   Issuance of Common Stock in connection
     with acquisition of subsidiary ..............                                                     1,951
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options ...................                                                     3,671
   Common  Stock repurchased......................                                                    (2,840)
   Change in unrealized gains, net of
     taxes of $5,595 .............................                                10,876              10,876
   Common cash dividends ($.22 per share) ........      (4,182)                                       (4,182)
                                                     ---------    ---------    ---------           ---------

Balance at December 31, 1997 .....................   $ 154,929    $      --    $  24,332           $ 399,002
                                                     =========    =========    =========           =========

         See notes to consolidated financial statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Year Ended December 31,
                                                               ------------------------------------------------------
                                                                     1997              1996               1995
                                                                     ----              ----               ----

OPERATING ACTIVITIES
Net income ..........................................           $        34,360   $        40,120    $        29,394
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Change in policy liabilities ...................                     2,978           (33,912)            59,583
     Change in reinsurance balances .................                   (19,380)           24,858             41,785
     Increase in premiums and fees receivable........                    (6,600)          (15,162)           (17,781)
     Increase in deferred tax asset .................                    (2,686)           (2,255)            (6,054)
     Change in accrued investment income
      and other assests .............................                    (8,398)              134                555
     Increase in accrued expenses and other
      liabilities ...................................                     1,961             5,279              2,947
     Net realized (gains) losses on investments .....                    (2,182)              890             (1,692)
     Depreciation and amortization                                        6,453             5,042              3,372
                                                                ----------------  ----------------  -----------------
       Net cash provided by operating activities ....                     6,506            24,994            112,109

INVESTING ACTIVITIES
   Net sale (purchase) of short-term investments ....                     8,660            (8,103)            37,033
   Purchase of available for sale investments .......                  (721,863)         (715,649)        (1,024,490)
   Sale of available for sale investments ...........                   644,791           579,531            649,805
   Maturities of available for sale investments                          71,916            73,575            211,543
   Acquisition of subsidiaries ......................                   (21,006)          (11,074)           (25,097)
   Furniture and equipment additions ................                    (6,915)           (6,679)            (5,402)
                                                                ----------------  ----------------  -----------------
       Net cash used by investing activities ........                   (24,417)          (88,399)          (156,608)

FINANCING ACTIVITIES
   Issuance of Common Stock .........................                     1,899            56,725             66,626
   Issuance of Capital Securities....................                   124,551                --                 --
   Common Stock repurchased..........................                    (2,840)               --                 --
   Redemption of preference shares...................                        --                --            (16,899)
   Costs incurred in connection with
     securities offerings ...........................                    (5,832)           (3,119)            (6,176)
   Finance costs of long-term debt...................                      (826)              --                  --
   Payments on notes payable.........................                  (103,000)           (5,750)           (30,250)
   Proceeds from notes payable.......................                    10,000             9,000             21,000
   Dividends ........................................                    (4,182)           (2,864)            (2,061)
                                                                ----------------  ----------------  -----------------
       Net cash provided by financing activities ....                    19,770            53,992             32,240
                                                                ----------------  ----------------  -----------------

       Increase (decrease) in cash ..................                     1,859            (9,413)           (12,259)
Cash at beginning of year............................                     4,839            14,252             26,511
                                                                ----------------  ----------------  -----------------
       Cash at end of year ..........................           $         6,698   $         4,839   $         14,252
                                                                ================  ================  =================


See notes to consolidated financial statements.

MMI COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

1.    ACCOUNTING POLICIES

NATURE OF OPERATIONS

MMI Companies, Inc. (MMI) is a specialty company that offers insurance products and risk management and consulting services primarily to the healthcare industry. MMI writes its medical malpractice liability insurance and property and casualty insurance and reinsurance through its principal subsidiaries, American Continental Insurance Company (ACIC) and Unionamerica Insurance Company Ltd. (Unionamerica). MMI provides its products and services in all 50 states and in Europe. Information on MMI's operations by segment is included in Note 13.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts and operations of MMI and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

INVESTMENTS

MMI classifies all of its fixed maturity and preferred stock investments as "available for sale," requiring that these investments be carried at fair value, with unrealized gains and losses, less related deferred income taxes, excluded from earnings and reported as a separate component of stockholders' equity.

Realized gains and losses on sales of investments are recognized on the specific identification basis. Realized losses also include losses for fair value declines that are considered to be other than temporary.

FAIR VALUE INFORMATION

The fair values of investments are reported in Note 4. The fair values of other financial instruments, principally accrued investment income, premiums and fees receivable, accrued expenses and other liabilities, amounts due to reinsurers, notes payable and trust preferred capital securities approximate their December 31, 1997 and 1996 carrying values.

PREMIUM REVENUES

Premiums are earned pro rata over the terms of the policies which are generally one year. Adjustments to estimated premiums are made in the period in which it is determined an adjusment is warranted. Unearned premiums are calculated using the monthly pro rata basis.

CONSULTING AND FEE INCOME

Consulting and fee income is derived from fixed fee contracts and projects performed on a per diem basis. Fixed fee contracts are for a specific period of time, generally one year, in which MMI provides services that are delivered over the entire contract term. Ratable recognition of fixed fee contract revenue results in a matching with expenses incurred as the related expenses are principally employee compensation and benefits. Revenues from projects are recognized as the services are rendered.

DEFERRED POLICY ACQUISITION COSTS

Commissions and other costs that vary with, and are primarily related to, the production of new and renewal business have been deferred and are amortized over the period of the related insurance policies. Such unamortized amounts included in other assets amounted to $26,500,000 and $23,100,000 at December 31, 1997 and 1996, respectively. Amortization of such costs are included in insurance and administrative expenses and amounted to $49,000,000 in 1997, $41,800,000 in 1996 and $39,400,000 in 1995.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The liabilities for unpaid losses and loss adjustment expenses represent the estimated liability for claims reported to MMI plus claims incurred but not yet reported and the related estimated adjustment expenses. The liabilities for losses and related loss adjustment expenses are determined using case-basis evaluations and statistical analyses. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are reasonable. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations.

FUTURE POLICY BENEFITS

The liability for future policy benefits principally represents reserves related to disability policies.

REINSURANCE

Reinsurance premiums, commissions, expense reimbursements and liabilities related to reinsurance, assumed and ceded, are accounted for on bases consistent with those used in accounting for the original policies issued and with the terms of the reinsurance contracts. Premiums assumed from other companies have been reported as an increase to premium revenues. Premiums ceded to other companies have been reported as a reduction of premium revenues. Expense allowances received and paid in connection with reinsurance ceded and assumed, respectively, have been accounted for as an adjustment of the related deferred policy acquisition costs and are deferred and amortized accordingly. Reinsurance receivables and prepaid reinsurance premiums are reported as assets in the accompanying balance sheets.

FURNITURE AND EQUIPMENT

The costs of furniture and equipment are depreciated over their estimated useful lives of three to seven years using an accelerated method. As of December 31, 1997 and 1996, accumulated amortization amounted to $10,700,000 and $11,600,000 respectively.

GOODWILL

Costs in excess of net assets of purchased subsidiaries are being amortized on a straight-line basis over periods ranging from ten to twenty years. As of December 31, 1997 and 1996, accumulated amortization amounted to $9,100,000 and $5,800,000, respectively.

INCOME TAXES

MMI and its United States subsidiaries file a consolidated federal income tax return. Unionamerica and its subsidiaries file tax returns with Inland Revenue in the United Kingdom. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences reverse.

STOCK BASED COMPENSATION

MMI grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. MMI recognizes no compensation expense for the stock option grants. Additional stock option information is included in Note 10.

EARNINGS PER SHARE

On December 31, 1997, MMI adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Refer to Note 9 for more information.

CASH FLOWS

In the consolidated statements of cash flows, cash includes principally demand deposit accounts. Also, sales and purchases of short-term investments presented on a net cash basis include investments with original maturities of three months or less.

EFFECT OF NEW PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require that enterprises (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the consolidated balance sheets. SFAS 130 will not have any impact on MMI's consolidated results of operations, financial position or cash flows.

In 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and major customers. MMI has not completed all of the analyses required to determine the full impact of SFAS 131.

2.  BUSINESS COMBINATIONS

         On December 11, 1997, MMI acquired 99% of the issued and outstanding capital stock of Unionamerica Holdings plc (Unionamerica Holdings), which is represented by American Depositary Shares (ADSs), in exchange for 7,100,000 shares of MMI Common Stock. MMI intends to compulsorily acquire all of the remaining ADSs outstanding. Unionamerica Holdings' principal subsidiary, Unionamerica, is a United Kingdom-domiciled insurance and reinsurance company. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements were restated to include the consolidated operations of Unionamerica Holdings for all periods presented.

         The  following   table   summarizes  the  restatement  to  reflect  the
acquisition of Unionamerica Holdings (in thousands, except per share):

                                                                            Unionamerica
                                                                    MMI        Holdings           Restated
                                                                    ---        --------           --------
1997:
         Revenues                                              $260,794         $146,741          $407,535
         Net income before extraordinary losses                  26,339            8,728            35,067
         Extraordinary losses, net of taxes                         141              566               707
         Net income                                              26,198            8,162            34,360
         Dividends per share                                      $0.28            $0.05             $0.22

1996:
         Revenues                                              $243,178         $145,539          $388,717
         Income from continuing operations                       26,115           19,105            45,220
         Loss from discontinued operations                        5,100                -             5,100
         Net income                                              21,015           19,105            40,120
         Dividends per share                                      $0.24            $0.05             $0.17

1995:
         Revenues                                              $218,744         $141,123          $359,867
         Net income before extraordinary losses                  22,695           11,436            34,131
         Extraordinary losses, net of taxes                           -            4,737             4,737
         Net income                                              22,695            6,699            29,394
         Dividends per share                                      $0.20            $   -             $0.15


         Effective January 1, 1997, MMI purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc. and acquired by merger all of the outstanding stock of Professional Risk Management (PRM), a privately held California third party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The total purchase price of EMCVS and PRM was $8,300,000 in cash and $2,000,000 million of MMI Common Stock.

         On July 23, 1997, the Company acquired a 39% interest in JMA Holdings Limited ("JMAHL), the parent company of Jago Managing General Agency Limited, a Lloyd's managing agency, for total consideration of $9,100,000 . The consideration was comprised of $5,900,000 cash and $3,200,000 of short-term notes payable.

         Effective April 1, 1996, MMI purchased substantially all of the assets of Management Science Associates, Inc. (MSA). MSA provides employee relations and human resource consulting services to healthcare organizations. The purchase price for MSA, including expenses, was $8,300,000 in cash, which was funded principally by an increase in borrowings under MMI's credit agreement.

         On May 9, 1995, MMI acquired all of the outstanding capital stock of Health Providers Insurance Company (HPIC). HPIC is an Illinois-domiciled insurance company that writes medical malpractice insurance for healthcare organizations and assumes reinsurance from healthcare-sponsored insurance companies. Total consideration was $30,700,000 with $15,300,000 in cash and the balance in the form of Series A Convertible Preferred Stock that was converted into 941,000 shares of Common Stock on September 5, 1995.

         The EMCVS, PRM, MSA and HPIC acquisitions were accounted for as purchases, and the operations of the acquired businesses are included in MMI's consolidated financial statements since the dates of acquisition. Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                          1997             1996              1995
                                                          ----             ----              ----
Cost in excess of net assets purchased                $ 18,252          $ 7,155          $      -
Cash                                                       566              395                 -
Invested assets                                              -                -           138,612
Other assets                                             2,570            1,758            31,654
Liabilities                                               (689)            (955)         (139,954)
                                                      -------------------------------------------
                                                      $ 20,699           $8,353           $30,672
                                                      ===========================================

         The pro forma impact of the purchased businesses on results of operations was not material.

3.   REINSURANCE

MMI's insurance subsidiaries are involved in the cession of reinsurance to other domestic and foreign companies, which permits the recovery of a portion of the gross losses. MMI's insurance subsidiaries would remain liable to the extent that these reinsurance companies are unable to meet their obligations under these arrangements.

Insurance premiums earned are composed of the following (in thousands):

                       Year Ended December 31,
                     --------------------------
                     1997       1996       1995
                     ----       ----       ----
Direct          $ 234,462   $ 241,974   $ 228,614
Assumed           110,492     105,442     112,415
Ceded             (66,717)    (66,025)    (68,126)
                  -------    --------    --------
                $ 278,237    $281,391   $ 272,903
                =========    ========   =========


MMI evaluates the financial condition of its reinsurers and monitors the geographic spread of risk to minimize the exposure to losses from reinsurer insolvencies. The reinsurers with the largest recoverable balance due to MMI as of December 31, 1997 are identified as follows (in thousands):


                                                              Reinsurance
         Reinsurer                                            Recoverable
         --------------------------------------------         -----------
         Lloyd's Underwriters*                                $ 51,082
         Hannover Reinsurance Company*                          29,630
         CIGNA Reinsurance Company                              21,439
         National Reinsurance Company                           18,920
         Munich Reinsurance Company*                            16,597
         Transatlantic Reinsurance Company                       8,186
         Royal Reinsurance Company*                              8,105
         TIG Reinsurance Company                                 6,585
         CNA Reinsurance Company Limited*                        6,187
         Terra Nova Insurance Ltd.*                              5,883
         All others                                            127,463
                                                              --------
         Total                                                $300,077
                                                              ========

*   Represents a foreign insurer.

In 1997, 1996 and 1995 respectively, MMI's losses and loss adjustment expenses were net of reinsurance ceded of $64,000,000, $33,100,000 and $73,900,000.



4. INVESTMENTS

The amortized cost and fair value of investments, which are available for sale, are as follows (in thousands):

                                                                  Gross          Gross
                                                Amortized     Unrealized     Unrealized        Fair
                                                  Cost            Gains          Losses       Value
                                                  ----            -----          ------       -----

December 31, 1997:
Fixed maturities:
   U.S. Government and agencies ...........   $   182,638   $     2,552    $      (112)   $   185,078
   State and political subdivisions .......       437,512        21,534           (232)       458,814
   Foreign governments ....................        28,571         2,509           (427)        30,653
   Corporate securities ...................       261,248         5,254           (573)       265,929
   Mortgage-backed securities .............       192,001         3,500           (273)       195,228
                                              ------------  ------------   ------------   ------------
                                                1,101,970        35,349         (1,617)     1,135,702
Short-term investments ....................        52,210             9           --           52,219
Preferred stocks ..........................        39,476         3,445            (42)        42,879
                                              ------------  ------------   ------------   ------------
                                              $ 1,193,656   $    38,803    $    (1,659)   $ 1,230,800
                                              ============  ============   ============   ============

December 31, 1996:
Fixed maturities:
   U.S. Government and agencies ...........   $   166,528   $     1,034    $      (645)   $   166,917
   State and political subdivisions........       438,139        13,228           (684)       450,683
   Foreign governments ....................        35,958         1,606            (52)        37,512
   Corporate securities ...................       274,168         4,880         (1,379)       277,669
   Mortgage-backed securities .............       196,632         2,380         (1,196)       197,816
                                              ------------  ------------   ------------   ------------
                                                1,111,425        23,128         (3,956)     1,130,597
Short-term investments ....................        59,664            31           --           59,695
Preferred stocks ..........................        20,794         1,540            (70)        22,264
                                              ------------  ------------   ------------   ------------
                                              $ 1,191,883   $    24,699    $    (4,026)   $ 1,212,556
                                              ============  ============   ============   ============

Fair values of investments are principally based on quoted market prices. Short-term investments are comprised principally of corporate and municipal securities.

The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are as follows (in thousands):

                                 Amortized           Fair
                                    Cost            Value
                              ------------     ------------

Due in 1998                   $    45,945      $    45,224
Due in 1999 through 2002          253,283          257,542
Due in 2003 through 2007          211,086          221,289
Due in 2008 and thereafter        399,655          416,419
                                 --------        ---------
                                  909,969          940,474
Mortgage-backed securities        192,001          195,228
                               ----------        ---------
                              $ 1,101,970      $ 1,135,702
                              ===========      ===========

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or MMI may have the right to put obligations back to the issuer prior to stated maturity.

The changes in unrealized gains and losses, which are recorded in stockholders' equity were as follows (in thousands):

                                   Year Ended December 31
                             --------------------------------
                                 1997        1996        1995
                             --------    --------    --------
Fixed maturities and
    short-term investments   $ 14,538    $(14,229)   $ 48,676
Preferred stocks         .      1,933         419         531
                             --------    --------    --------
                             $ 16,471    $(13,810)   $ 49,207
                             ========    ========    ========

Net realized gains(losses) on investments are comprised of the following (in thousands):
                          Year Ended December 31
                    --------------------------------
                        1997        1996        1995
                    --------    --------    --------
Fixed maturities
     Gross gains    $  2,771    $  5,590    $ 13,096
     Gross losses     (1,270)     (6,660)    (11,404)
                    --------    --------    --------
                       1,501      (1,070)      1,692
                    --------    --------    --------
Preferred stocks:
     Gross gains         726         206        --
     Gross losses        (45)        (26)       --
                    --------    --------    --------
                         681         180        --
                    --------    --------    --------
                    $  2,182    $   (890)   $  1,692
                    ========    ========    ========


Major categories of net investment income are as follows (in thousands):

                                     Year Ended December 31,
                                  ---------------------------
                                     1997      1996      1995
                                  -------   -------   -------

Fixed maturities                  $72,520   $69,825   $59,834
Short-term investments and cash     4,586     6,594     6,603
Preferred stocks                    2,215       983       196
                                  -------   -------   -------
Total investment income            79,321    77,402    66,633
Expenses                            3,831     3,721     3,697
                                  -------   -------   -------
Net investment income             $75,490   $73,681   $62,936
                                  =======   =======   =======

At December 31, 1997, investments with a fair value of $12,996,000 were on deposit to meet statutory requirements.

Certain investments of the international segment are held in a trust fund set up as collateral for holders of United States insurance policies. At December 31, 1997 and 1996, the fair value of fixed maturities in the trust fund amounted to $6,507,000 and $6,286,000 respectively. The required minimum trust fund was $5,400,000 for 1997 and 1996.

Fixed maturities of the international segment of $251,900,000 in 1997 and $203,600,000 in 1996 were held in a trust fund required by virtue of status as an accredited reinsurer in a number of United States jurisdictions.


5.  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                               December 31,
                                                         --------------------
                                                             1997        1996
                                                         --------    --------
Deferred tax assets:
    Tax-basis loss reserve adjustment                    $ 39,329    $ 42,696
    Tax-basis unearned premium
       reserve adjustment                                   3,855       3,261
    Accrued expenses                                          914       4,238
    Alternative minimum tax
       credit carryforward                                 12,647       5,584
    Other                                                   4,161       4,317
                                                         --------    --------
    Total deferred tax assets                              60,906      60,096
                                                         --------    --------

Deferred tax liabilities:
    Unrealized investment gains                           (12,814)     (7,215)
    Deferred policy acquisition costs                      (2,563)     (2,453)
    Receivables                                              (561)     (2,115)
    Other                                                  (1,989)     (2,563)
                                                         --------    --------
    Total deferred tax liabilities                        (17,927)    (14,346)
                                                         --------    --------
Net deferred tax asset                                   $ 42,979    $ 45,750
                                                         ========    ========


MMI expects adequate future taxable income to realize the deferred tax asset. Accordingly, no valuation reserve is considered necessary.

Significant components of the provision for income taxes are as follows (in thousands):

                                      Year Ended December 31,
                                 -------------------------------
Current:                             1997        1996       1995
                                 --------    --------   --------
Federal                          $  2,720    $    431   $  7,017
Foreign                             8,505       9,338      7,124
                                 --------    --------   --------
Total current                      11,225       9,769     14,141
                                 --------    --------   --------


Deferred (credit):
Federal                              (959)        423     (4,878)
Foreign                            (1,017)         37     (1,181)
                                 --------    --------   --------
Total deferred                     (1,976)        460     (6,059)
                                 --------    --------   --------
Provision for income tax         $  9,249    $ 10,229   $  8,082
                                 ========    ========   ========

A reconciliation of income tax computed at the United States federal statutory tax rate of 35% to income tax expense in the accompanying financial statements is as follows (dollars in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                               1997               1996              1995
                                       ------------------   ---------------   ----------------
                                          Amount      %      Amount     %      Amount      %
                                       ---------  -------   --------  -----   --------  ------
Tax at U.S. Statutory rate             $ 15,511      35 %   $19,407    35 %   $15,306     35%
Non-taxable investment income            (8,431)    (19)     (7,896)  (14)     (6,187)   (14)
Acquisition costs                         2,603       6          --    --          --     --
Other                                      (434)     (1)     (1,282)   (3)     (1,037)    (2)
                                       ---------  -------   --------  -----   --------  ------
Net provision                          $  9,249      21 %   $10,229    18 %   $ 8,082     19 %
                                       =========  =======   ========  =====   ========  ======



Federal income taxes have not been provided on the difference between the amount for financial reporting and the tax basis in the stock of the foreign subsidiaries because management intends to indefinitely invest that difference in these subsidiaries. Determination of the amount of the unrecognized deferred United States income tax liability is not practicable.

MMI's net payments of income taxes were $9,302,000, $5,572,000, and $13,467,000 during 1997, 1996 and 1995, respectively.

6. TRUST PREFERRED CAPITAL SECURITIES AND NOTES PAYABLE

In December 1997, the Company completed a private placement of $125,000,000 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities will pay a dividend of 7 5/8% semiannually in arrears beginning June 30, 1998 and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds were $118,700,000 net of expenses. The effective rate of the Capital Securities is 8.06%.

With the proceeds from the Capital Securities, MMI repaid its $103,000,000 in bank debt and has no long-term notes payable as of December 31, 1997. At December 31, 1996, the Company had $93,000,000 in long-term notes payable. This amount was increased by $10,000,000 in July 1997 and was retired in December 1997. In connection with the extinguishment of the notes payable in the second and fourth quarters of 1997, costs of $700,000 net of taxes of $400,000, that were deferred when paid and amortized over the terms of the notes were expensed and are classified as an extraordinary item in the 1997 financial statements.

In February 1998, MMI obtained an unsecured bank line of credit. The interest rate called for by this agreement is equal to the Interbank Offer Rate for periods of up to one year plus a margin of 20 to 40 basis points. The bank agreement subjects MMI and its subsidiaries to certain covenants and restrictions with respect to minimum net worth and statutory surplus, maximum debt to total capitalization, and minimum risk based capital levels. The agreement also restricts MMI's ability to pay stockholders' dividends and repurchase shares in a single year in excess of 50% of the average of the prior three years' net income. The credit agreement expires on February 20, 2003.

Total  interest  paid in 1997,  1996 and 1995  was  $6,400,000,  $5,900,000  and
$10,500,000, respectively.

7. LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The  following  table  presents  a   reconciliation   of  beginning  and  ending
property/casualty loss and loss adjustment expense (LAE) reserve balances for the years indicated (in thousands):

                                                                                                   Year Ended December 31,
                                                                                                   -----------------------
                                                                                                1997         1996         1995
                                                                                                ------------------------------
Liability for losses and LAE at beginning of year  (net of reinsurance
   receivables: 1997 --$241,270;  1996 -- $263,934;  1995 -- $297,847)                        $900,427    $ 918,497    $ 701,206
Liability for losses and LAE for HPIC at date of acquisition ($124,651)
    and Accord Re commutation ($61,106)                                                           --           --        185,757

Add provision for losses and LAE for claims occurring in:
       Current year                                                                            209,367      213,419      204,076
       Prior years                                                                             (13,685)      (9,642)      (1,912)
                                                                                             ---------    ---------    ---------
Total incurred losses and LAE                                                                  195,682      203,777      202,164

Less losses and LAE payments for claims occurring in:
       Current year from continuing operations                                                  13,108       17,974        8,625
       Prior years from continuing operations                                                  230,761      200,765      160,598
       Prior years from discontinued operations                                                    299        3,108        1,407
                                                                                             ---------    ---------    ---------
       Total paid losses and LAE                                                               244,168      221,847      170,630
                                                                                             ---------    ---------    ---------

Liability for losses and LAE at end of year  (net of reinsurance
   receivables: 1997 -- $263,401; 1996 -- $241,270;  1995 -- $263,934)                       $ 851,941    $ 900,427    $ 918,497
                                                                                             =========    =========    =========

The portion of the provision for losses and LAE in the foregoing schedule for the years ended December 31, 1997, 1996 and 1995 that relate to prior years from continuing operations each represent less than 2% of the respective prior years' liabilities for losses and LAE. MMI's loss and LAE reserves and related provision for prior years' losses attributable to health business are immaterial.

8.  STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed or permitted by regulatory authorities for MMI's insurance subsidiaries differ in some respects from GAAP. Prior to 1997, ACIC discounted loss and LAE reserves for statutory reporting purposes as permitted by regulatory authorities. Reconciliations of statutory-basis capital and surplus and net income of its domestic insurance operations to MMI's GAAP-basis amounts included in the accompanying financial statements are as follows (in thousands):

                                                             December 31,
                                                       ---------------------
                                                           1997        1996
                                                          ------      ------
Statutory-basis capital and surplus                    $ 191,548   $ 225,945
Additions (deductions):
      Unionamerica                                       118,562     103,200
      Statutory-basis loss reserve discount                 --       (52,176)
      GAAP-basis deferred income taxes                    33,085      38,122
      Other, including non-insurance company amounts      55,807      40,075
                                                       ---------   ---------
GAAP-basis consolidated stockholders' equity of MMI    $ 399,002   $ 355,166
                                                       =========   =========


                                                            Year Ended December 31,
                                                         ------------------------------
                                                          1997        1996        1995
                                                         ------      ------      ------
Statutory-basis combined net income                    $ 27,763    $ 32,685    $ 25,763
Additions (deductions):
      Unionamerica                                        8,162      19,105       6,699
      Statutory-basis loss reserve discount                  --      (1,994)     (6,607)
      GAAP-basis deferred income taxes                     (786)     (5,986)      6,938
      Other, including non-insurance company amounts       (779)     (3,690)     (3,399)
                                                       --------    --------    --------
GAAP-basis consolidated net income of MMI              $ 34,360    $ 40,120    $ 29,394
                                                       ========    ========    ========


The above statutory-basis capital and surplus amounts relate to MMI's direct domestic insurance subsidiaries, ACIC and HPIC. The capital and surplus amounts for ACIC include the capital and surplus of American Continental Life Insurance Company (ACLIC), a life insurance company owned by ACIC, in the amount of $15,500,000 at December 31, 1997 and $15,200,000 at December 31, 1996. Statutory
net income of ACLIC amounted to $300,000 in 1997, $400,000 in 1996 and $500,000 in 1995.

The maximum amount of dividends that can be paid from ACIC to MMI without regulatory approval is the lesser of net investment income or 10% of ACIC's statutory-basis capital and surplus, each as of the preceding December 31. For HPIC, the maximum amount of dividends that can be paid to MMI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount is $31,000,000 in 1998.

Under a Notice of Requirements from its regulatory body in the United Kingdom (U.K.), the Department of Trade and Industry (DTI), Unionamerica may not pay any dividends unless it has given the DTI 14 days advance notice and the DTI has not objected. The DTI has the power to prohibit or require Unionamerica to reduce the amount of a dividend.

ACIC and HPIC's combined GAAP-basis net assets amounted to $263,000,000 at December 31, 1997. The excess of these combined net assets over ACIC and HPIC's maximum dividend amount represents restricted consolidated net assets.

MMI has  authorized  and unissued  5,000,000  shares of $20 par value  Preferred
Stock.

On June 14, 1997, the Board of Directors declared a dividend distribution to holders of record on June 30, 1997 of one right ("Right") to purchase 1/100 share of one Series B Junior Participating preferred stock on each outstanding share of MMI Common Stock.

The Rights issued under the Plan become exercisable only when a person or group acquires or announces its intention to acquire more than 15% of the Common Stock of MMI. Under certain conditions, each Right would, upon exercise, entitle stockholders, other than the third party acquirer, to buy $150 worth of a MMI Common Stock equivalent at an exercise price of $75.

If MMI is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors, each Right will entitle its holder to acquire common stock of the acquiring company with a market value equal to two times the exercise price of the Right, a purchase value of $150 of the common stock of the acquiring company for $75. At any time prior to the distribution date, the Board of Directors retains the right to amend the Rights Plan and to redeem the Rights at $.01 per Right. The Rights will expire in ten years. MMI has reserved 300,000 shares of Preferred Stock in connection with the Rights Plan.

9.  EARNINGS PER SHARE

On December 31, 1997, MMI adopted SFAS 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the effect of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Where appropriate, all earnings per share amounts for all periods have been restated to conform to the requirements of SFAS 128.

Earnings per share are computed based on the weighted average number of outstanding shares of common stock and equivalents, including incremental shares from dilutive stock options since the date of grant using the treasury stock method.

As described in Note 2, MMI issued Preferred Stock in May 1995 that was converted into Common Stock in September 1995. For basic earnings per share, earnings are net of Preferred Stock dividends of $293,000 in 1995. For diluted earnings per share, weighted average common and common equivalent shares in 1995 are computed assuming the Preferred Stock was converted as of the May 1995 Preferred Stock issue date.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        1997          1996          1995
                                                     ----------    ----------   ----------

Income from continuing operations                    $   34,360    $   45,220   $   29,394
Preferred stock dividends                                   --            --          (293)
                                                     ----------    ----------   ----------

Income available to common shareholders
for basic earnings per share                             34,360        45,220       29,101

Effect of dilutive securities:
   Preferred stock dividends                                --            --           293
                                                     ----------    ----------   ----------

Numerator for diluted earnings per share-
   income available to common shareholders
   after assumed conversions                         $   34,360    $   45,220   $   29,394
                                                     ==========    ==========   ==========


Weighted average shares for basic
    earnings per share                                   18,751        17,336       12,895
Effect of dilutive securities:
    Employee stock options                                  645           751          551
                                                     ----------    ----------   ----------
Adjusted weighted average shares
   for diluted earnings per share                        19,396        18,087       13,446
                                                     ==========    ==========   ==========

Basic earnings per share                             $     1.83    $     2.61   $     2.26
                                                     ==========    ==========   ==========

Diluted earnings per share                           $     1.77    $     2.50   $     2.19
                                                     ==========    ==========   ==========

Options to purchase 143,000, 18,000 and 18,000 shares of Common Stock were outstanding during 1997, 1996 and 1995, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

10.   STOCK OPTION PLANS

MMI has an employee stock plan that authorizes the issuance, subject to directors' approval, of nonqualified stock options and restricted stock, and a nonqualified stock option plan for non-employee directors. The directors plan provides for the issuance of 1,375 options each year for each director and 4,125 options to a new director joining MMI's Board of Directors, with exercise prices equal to fair value at the grant date. All options have 10-year terms and generally vest and become fully exercisable six months after the date of grant.

A summary of the MMI stock option activity, and related information for the years ended December 31 follows:

                                   1997                              1996                               1995
                      --------------------------------- ---------------------------------- ----------------------------------
                                      Weighted Average                   Weighted Average                   Weighted Average
                          Shares      Exercise Price        Shares       Exercise Price        Shares       Exercise Price
                      --------------- ----------------- ---------------- ----------------- ---------------- -----------------
Oustanding at

    beginning of year       1,580,916            $14.98        1,298,185           $11.97         1,215,614            $10.78

Granted
    (at fair value)           130,625             25.30          531,319            21.89           146,750             20.32
Exercised                    (121,079)            10.57         (213,338)           12.56           (59,788)             8.93
Cancelled                     ( 1,100)            24.25          (35,250)           23.09            (4,391)             5.36
                      --------------- ----------------- ---------------- ----------------- ---------------- -----------------
                            1,589,362            $16.15        1,580,916           $14.98         1,298,185            $11.97
                      =============== ================= ================ ================= ================ =================

Options exercisable
    at year-end             1,534,862            $15.76        1,164,722           $13.34         1,136,685            $11.06
Shares available for
   grant at end of
    year                      650,392                            229,900                            418,525


Other information regarding options outstanding and exercisable as of December 31, 1997 is as follows:

                                     Options Outstanding                             Options Exercisable
                    --------------------------------------------------------    -----------------------------------
                                      Weighted Average
    Range of          Number               Remaining       Weighted Average       Number          Weighted Average
Exercise Prices     Outstanding       Contractual Life        Exercise Price    Exercisable          Exercise Price
---------------     -----------       ----------------        --------------    -----------          --------------
$ 5.36                  271,342              2.69                $  5.36            271,342              $ 5.36
$13.13 to $18.63        927,420              5.79                  15.26            927,420               15.26
$22.75 to $32.00        390,600              6.90                  25.79            336,100               25.53
                        -------              ----                  -----            -------               -----
                      1,589,362              5.54                 $16.15          1,534,862              $15.76
                      =========              ====                 ======          =========              ======

Pro forma information regarding net income and net income per share has been determined as if MMI had accounted for its stock option grants since January 1, 1995 under the plan using the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." For these purposes, the fair value for the stock option grants was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rate of 6%, a volatility factor of 29%, expected life of the option of four years and a 1% annual dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because MMI's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selected input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' six month vesting period. MMI's pro forma information is as follows:

                                            1997         1996         1995
                                      ----------   ----------   ----------
Pro forma net income (in thousands) $ 33,216 $ 36,361 $ 29,063 Pro forma net income per common and common equivalent share:
       Basic                          $     1.77   $     2.10   $     2.25
       Diluted                              1.71         2.01         2.16

The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

11.   COMMITMENTS AND CONTINGENCIES

MMI is engaged in various legal actions incident to the nature of its business. Management is of the opinion that the outcome of the litigation will not have a material effect on MMI's financial position or results of operations.

MMI leases its office space and certain equipment under noncancelable leases. Rental expense for 1997, 1996 and 1995 was $8,600,000, $7,400,000 and
$6,500,000, respectively. As of December 31, 1997, aggregate minimum rental commitments under noncancelable leases amounted to $7,700,000 in 1998, $6,400,000 in 1999, $5,500,000 in 2000, $5,200,000 in 2001, $1,800,000 in 2002
and $4,500,000 thereafter.

12.   EMPLOYEE BENEFIT PLANS

MMI has a defined-contribution pension plan that covers substantially all domestic employees who have attained age 21 and completed three months of service. MMI contributes 4% of salary for all employees who have completed 1,000 hours of service in the plan year and who are employed at December 31. In addition, MMI contributes the greater of 75% of the first $2,000 of employee contributions or 50% of employee contributions up to 4% of salary. Additional MMI contributions are made at the discretion of MMI's Board of Directors. MMI's contributions charged to operations were $2,700,000 in 1997, $2,200,000 in 1996 and $1,600,000 in 1995.

MMI operates a non-contributory, defined pension plan (the "Plan"), principally for its international employees. The Plan provides for monthly retirement benefits, normally at ages between 60 to 65, to eligible employees based on employee compensation and length of employment.

The actuarial assumptions used to develop the components of pension expense for the years ended December 31, 1997, 1996 and 1995 were:

                                 Rate per annum %
                                 ----------------
                           1997       1996       1995
                           ----       ----       ----
Discount rate              6.50%      7.75%      7.75%
Return on assets           8.00       8.00       8.00
Salary progression         5.50       5.50       5.50

      The following table sets forth the Plan's estimated funded status and amounts recognized in the accompanying consolidated financial statements (in thousands):

                                          1997        1996
                                      --------    --------
Accumulated benefit obligation        $ 11,526    $  9,118
Projected benefit obligation            12,553       9,118
Plan assets at fair value               12,894      10,802
                                      --------    --------
Funded status                              341       1,684
Unrecognized net gain(loss)                886        (665)
Unrecognized prior service cost           (902)       (992)
                                      --------    --------
Prepaid pension amount                $    325    $     27
                                      ========    ========


        Net pension expense included the following components (in thousands):

                                          Year ended December 31,
                                          -----------------------
                                         1997       1996       1995
                                        ------     ------     ------
Service cost                          $   704     $  677    $   487
Interest cost                             656        551        424
Actual return on plan assets           (1,883)    (1,409)      (518)
Net amortization and deferral           1,005        736        (94)
                                      --------    -------    -------
Net pension expense                   $   482     $  555     $  299
                                      ========    =======    =======

The assets of the Plan are principally invested in equity securities of United Kingdom companies.

13.   INDUSTRY SEGMENTS

In December 1997, MMI acquired Unionamerica Holdings in a pooling of interests and, as a result, redefined their industry segments. All years presented have been restated to include the revenues, pre-tax income and assets of Unionamerica Holdings. MMI's operations are classified and summarized into domestic insurance, international insurance and consulting and fees. The domestic insurance segment principally includes professional and general liability insurance and reinsurance for hospitals, healthcare systems and healthcare providers. The international insurance segment, principally located in the United Kingdom, includes the international insurance and reinsurance business. The consulting and fee segment includes clinical risk management consulting, strategic healthcare consulting, employee relations consulting, professional liability claims administration, healthcare credential verifications services and billing, compliance and reimbursement services. Investment income and expense allocations are based on estimates and certain assets have been allocated to segments by formulas. Information by segment is as follows (in thousands):

                                                               Year Ended December 31,
                                                               -----------------------
                                                       1997                1996                  1995
                                                       ----------------------------------------------
Revenues:
      Domestic insurance                            $ 209,168          $ 208,643            $ 196,408
      International insurance                         146,741            145,539              141,123
      Consulting and fees                              51,626             34,535               22,336
                                                    ----------         ----------           ----------
      Total                                         $ 407,535          $ 388,717            $ 359,867
                                                    ==========         ==========           ==========

Income from continuing operations before
  income taxes and extraordinary losses:
      Domestic insurance                              $23,530           $ 24,080             $ 23,036
      International insurance (1)                      16,216             28,480               17,379
      Consulting and fees                               4,570              2,889                1,798
                                                    ----------         ----------           ----------
      Total                                          $ 44,316          $  55,449            $  42,213
                                                    ==========         ==========           ==========


                                                                          December 31,
                                                                          ------------
                                                       1997                1996                  1995
                                                       ----------------------------------------------
Identifiable assets at end of year:
      Domestic insurance                          $ 1,074,189         $1,037,791            $ 966,286
      International insurance                         784,650            750,081              765,118
      Consulting and fees                              25,228             16,549               10,354
                                                    ----------         ----------           ----------
      Total                                        $1,884,067         $1,804,421           $1,741,758
                                                    ==========         ==========           ==========


(1)  1997 reflects $9,745 in expenses related to the acquisition of Unionamerica Holdings.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data):

                                                                                             Three Months Ended,
                                                                                             -------------------
                                                                             3/31/97       6/30/97        9/30/97      12/31/97
                                                                             --------------------------------------------------

Revenues .............................................................   $   102,185   $   103,832    $    94,370   $   107,148

Income before extraordinary losses....................................        10,625        11,082         12,230         1,130
Extraordinary losses, net of taxes ...................................            --          (267)            --          (440)
                                                                         ------------------------------------------------------
    Net income .......................................................   $    10,625   $    10,815    $    12,230   $       690
                                                                         ======================================================



Earnings per common and common equivalent share:
   Basic:
        Income before extraordinary losses ...........................   $       .57   $       .59    $       .65    $      .06
        Extraordinary losses, net of taxes ...........................            --          (.01)            --          (.02)
                                                                         ------------------------------------------------------
        Net income ...................................................   $       .57   $       .58    $       .65    $      .04
                                                                         ======================================================
   Diluted:
        Income before extraordinary losses ...........................   $       .55   $       .57    $       .63    $      .06
        Extraordinary losses, net of taxes ...........................            --          (.01)            --          (.02)
                                                                         ------------------------------------------------------
        Net income ...................................................   $       .55   $       .56    $       .63    $      .04
                                                                         ======================================================


                                                                                             Three Months Ended,
                                                                                             -------------------
                                                                             3/31/96       6/30/96        9/30/96      12/31/96
                                                                             --------------------------------------------------

Revenues .............................................................   $   101,283   $   100,103    $    94,694    $   92,637

Income from continuing operations ....................................        12,221        11,100         10,391        11,508
Loss from discontinued operations ....................................            --            --             --        (5,100)
                                                                         ------------------------------------------------------
      Net income .....................................................   $    12,221   $    11,100    $    10,391    $    6,408
                                                                         ======================================================

Earnings per common and common equivalent share:
   Basic:
      Income from continuing operations ..............................   $       .73   $       .66    $       .61    $      .62
      Loss from discontinued operations ..............................            --            --             --          (.27)
                                                                         ------------------------------------------------------
      Net income ....................................................    $       .73   $       .66    $       .61    $      .35
                                                                         ======================================================

   Diluted:
      Income from continuing operations ..............................   $       .70   $       .63    $       .58    $      .59
      Loss from discontinued operations ..............................            --            --             --          (.26)
                                                                         ------------------------------------------------------
      Net income .....................................................   $       .70   $       .63    $       .58    $      .33
                                                                         ======================================================


The above information, prior to the quarter ended December 31,1997, has been restated for the acquisition of Unionamerica Holdings, accounted for using the pooling of interests method, and the required adoption on December 31, 1997 of a new accounting standard on earnings per share.

15.   DISCONTINUED OPERATIONS

In 1992, MMI sold Ludgate Insurance Company Limited ("Ludgate") at a loss, which was reported in discontinued operations. The Company has been involved in two lawsuits connected with the sale. Also at issue was a stop-loss reinsurance agreement provided by MMI to Ludgate in connection with the sale. In February 1997, a United Kingdom court rendered a judgment against MMI.

In February 1997, MMI settled both lawsuits and commuted the stop-loss reinsurance agreement. The settlement of all these matters is reflected in the accompanying 1996 statement of income as a loss from discontinued operations. The pre-tax loss is $7,800,000 with a corresponding tax benefit of $2,700,000, resulting in a charge of $5,100,000.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
MMI Companies, Inc.

We have audited the accompanying consolidated balance sheets of MMI Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of Unionamerica Holdings plc, a wholly-owned subsidiary, which statements reflect total assets of $750,081,000 as of December 31, 1996, and total revenues of $145,539,000 and $141,123,000 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Unionamerica Holdings plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Companies, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  Ernst & Young LLP

Chicago, Illinois
February 26, 1998

EXHIBIT 21.1
------------

SUBSIDIARIES OF THE REGISTRANT
------------------------------

Company                                                          Domicile
-------                                                          --------

MMI Companies, Inc.                                              Delaware
     AmCon Reinsurance, Inc.                                     Cayman Islands, B.W.I.
     American Continental Insurance Company                      Missouri
       American Continental Life Insurance Company               Missouri
     Health Providers Insurance Company                          Illinois
     Healthcare Credentials Management Services, Inc.            Delaware
     Healthcare Risk Underwriters Ltd.                           United Kingdom
     Management Science Associates, Inc.                         Delaware
     McManis Associates, Inc.                                    Delaware
     MMI Agency, Inc.                                            Illinois
     MMI Risk Management Resources, Inc.                         Illinois
     Healthcare Risk Resources International Ltd.                United Kingdom
     MMedica Insurance Limited - (80% owned)                     Ireland
     Professional Risk Management, Inc.                          Delaware
     MMI Capital Trust I - (3% (100% of common stock) owned)     Delaware
     Unionamerica Holdings, plc                                  United Kingdom
       Unionamerica Intermediate Company Limited                 United Kingdom
       Unionamerica Acquisition Company Limited                  United Kingdom
         Unionamerica Insurance Company Limited                  United Kingdom
         UA Management Company - (99% owned)                     United Kingdom
         UA Combined Investment Company Limited - (80% owned)    United Kingdom
            Jago Dedicated Limited - (89% owned)                 United Kingdom
              Jago Capital Limited                               United Kingdom


EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of MMI Companies, Inc. of our report dated February 26, 1998, included in the 1997 Annual Report to Shareholders of MMI Companies, Inc.

Our audits also included the financial statement schedules of MMI Companies, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the 1996 and 1995 financial statements of Unionamerica Holdings plc, a wholly-owned subsidiary, which statements reflect total assets of $750,081,000 as of December 31, 1996, and total revenues of $145,539,000 and $141,123,000 for the years ended December 31, 1996 and 1995, respectively. We have been furnished with the report of other auditors with respect to Schedules II, III, IV, V, and VI of Unionamerica Holdings, plc and our opinion, insofar as it relates to data included for Unionamerica Holdings plc, is based solely on the report of the other auditors. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement pertaining to the MMI Companies, Inc. Savings and Profit Sharing Plan (401(k)) Form S-8 No. 33-72786), in the Registration Statement pertaining to the MMI Companies, Inc. 1993 Employee Stock Plan, and 1993 Non-employee Director's Formula Stock Option Plan (Form S-8 No. 33-46889) and the Registration Statement pertaining to the 1995 Employee Stock Investment Plan (Form S-8 No. 33-87356), and in the related Prospectuses, of our report dated February 26, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of MMI Companies, Inc.


                                                             ERNST & YOUNG LLP

Chicago, Illinois
March 18, 1998

Exhibit 23.2




March 18, 1998



The Board of Directors
Unionamerica Holdings plc



We consent to the incorporation by reference in the registration statements (Nos. 33-72786,33-81228 and 33-87356) on Form S-8, of MMI Companies, Inc. of our report dated 18 March 1996 with respect to the consolidated statement of operations, shareholders' equity and cash flows of Unionamerica Holdings plc for the year ended 31 December 1995, which report appears in the 31 December 1997 Form 10-K of MMI Companies, Inc.



KPMG
Chartered Accountants
Registered Auditor
London, England

March 18, 1998



The Board of Directors
Unionamerica Holdings plc



We consent to the incorporation by reference in the registration statements (Nos. 33-72786, 33-81228 and 33-87356) on Form S-8, of MMI Companies, Inc. of
our report dated 11 March 1997 with respect to the consolidated balance sheet of Unionamerica Holdings plc as of 31 December 1996, and the related consolidated statement of operations, shareholders' equity and cash flow for the year then ended, which report appears in the 31 December 1997 Form 10-K of MMI Companies, Inc.



KPMG Audit Plc
Chartered Accountants
Registered Auditor
London, England