Form 10-Q
period 1998-03-31
MMI COMPANIES INC
filed 1998-05-15
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     March 31, 1998.

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

There were 18,879,997 shares outstanding of the registrant's common stock, $0.10 par value, as of March 31, 1998.

              MMI Companies, Inc. and Subsidiaries

                             Index


                                                  Page No.
Part I.  Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets             3

               Consolidated Statements of              4
Income

               Consolidated Statements of              5
                Stockholders' Equity

               Consolidated Statements of              6
                Cash Flows

               Notes to Consolidated                 7-8
                Financial Statements

          Item 2.  Management's Discussion          9-10
                    and Analysis of
                    Financial Condition and
                    Results of Operations


Part II.  Other Information

          Item 6.  Exhibits and Reports on            11
                    Form 8-K

Signatures                                            12

EXHIBITS:

      11.  Statement Re Computation of  Per
            Share Earnings.
      27.  Financial Data Schedule.


                MMI Companies, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                (In thousands, except per share data)

                                              March 31,    December 31,
                                                1998          1997
                                            (Unaudited)
ASSETS
   INVESTMENTS
       Short-term investments..........      $    52,486   $   52,219
       Fixed maturities................        1,117,896    1,135,702
       Preferred stocks................           42,038       42,879

                                               1,212,420    1,230,800
   OTHER ASSETS
       Cash.............................           4,844        6,698
       Premium and fees receivable......         264,288      165,906
       Reinsurance receivables..........         303,574      300,077
       Prepaid reinsurance premiums.....          40,216       21,514
       Accrued investment income........          17,761       17,045
       Cost in excess of net assets of
         purchased subsidiaries,
         less accumulated amortization..          36,590       37,257
       Furniture and equipment - at cost,
         less accumulated depreciation..          14,356       14,258
       Deferred income taxes............          43,570       42,979
       Other............................          65,720       47,533

                                              $2,003,339   $1,884,067

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
       Policy liabilities:
         Loss and loss adjustment expense reserves:
          Medical malpractice liability..        629,938      613,063
          International..................        492,086      500,032
          Other..........................         14,509       12,051

                                               1,136,533    1,125,146
          Unearned premium reserves......        222,243      134,188
          Future life policy benefits....          8,226        8,723

                                               1,367,002    1,268,057
       Accrued expenses and other
          liabilities....................         46,284       50,071
       Amounts due to reinsurers.........         65,004       48,213
       Company-obligated, mandatorily
          redeemable preferred capital
          securities of subsidiary trust
          holding solely junior
          subordinated debentures of the
          Company........................        118,790     118,724

                                               1,597,080   1,485,065
   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share:
        Authorized shares: - 30,000
          Issued and outstanding shares:
          1998 - 18,880; 1997 - 18,857..          1,888        1,886
      Additional paid-in capital........        218,403      217,855
      Retained earnings.................        162,101      154,929
      Accumulated other comprehensive
        income, net of taxes:
        1998 - $12,979; 1997 - $12,812..         23,867       24,332

                                                406,259      399,002
                                             $2,003,339   $1,884,067

               See notes to consolidated financial statements.

              MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Income
              (In thousands, except per share data)
                            Unaudited

                                             Three Months
                                            Ended March 31,
                                            1998      1997
   REVENUES
   Insurance premiums earned:
      Medical malpractice liability.....    $ 69,261  $ 40,975
      International.....................      30,142    29,147
      Life and health...................       3,143     1,301

                                             102,546    71,423
   Consulting and fee income............      12,312    12,067
   Net investment income................      18,772    18,094
   Net realized gains on investments....         829       601
          TOTAL REVENUES................     134,459   102,185

   LOSSES AND EXPENSES
   Losses and loss adjustment expenses:
      Medical malpractice liability.....      62,052    33,577
      International.....................      18,561    17,227
      Life and health...................       2,488     1,206

                                              83,101    52,010
   Insurance and administrative
     expenses...........................      38,573    35,340
   Interest expense.....................       2,435     1,450
          TOTAL LOSSES AND EXPENSES.....     124,109    88,800

          INCOME BEFORE INCOME TAXES....      10,350    13,385
   Income taxes.........................       1,655     2,760

          NET INCOME....................   $   8,695  $ 10,625

   Earnings per common and common
     equivalent share:
     Basic............................     $     .46   $   .57
     Diluted..........................           .45       .55

         See notes to consolidated financial statements.

                      MMI Companies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except per share data)

                                                      Accumulated
                                                         Other
                  Common Stock  Additional           Comprehensive    Total
                  Number  Par   Paid-In    Retained    Income,    Stockholders'
                of Shares Value Capital    Earnings  Net of Taxes    Equity
Balance at
December 31,
1996........     18,681   $1,868 $215,091  $124,751  $13,456      $355,166

Year ended
December 31, 1997:
Net income..                                 34,360                 34,360
Issuance of
Common Stock in
connection
with acquisition
of subsidiary..      85        9    1,942                            1,951
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of
employee stock
options..           212       21    3,650                            3,671
Common Stock
repurchased..      (121)     (12)  (2,828)                          (2,840)
Change in
accumulated other
comprehensive
income, net of
taxes of $5,595..                                     10,876        10,876
Common cash
dividends
($.22 per share..                            (4,182)                (4,182)
share)...
Balance at
December 31,
1997...........  18,857    1,886  217,855   154,929    24,332       399,002

Three months ended
March 31, 1998
(unaudited):
Net income.....                               8,695                  8,695
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise
of employee
stock options....   23       2        548                              550
Change in
accumulated other
comprehensive
income, net of
taxes of $167....                                       (465)         (465)
Common cash
dividends
($.08 per share
share)...                                    (1,523)                (1,523)
Balance at
March 31,
1998
(unaudited).....18,880  $1,888   $218,403  $162,101   $23,867     $406,259

                 See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                           (In thousands)
                              Unaudited

                                                     Three Months
                                                     Ended March 31,
                                                     1998      1997
OPERATING ACTIVITIES
    Net income..............................         $  8,695  $ 10,625
    Adjustments to reconcile net income to net
      cash used by operating activities:
       Increase in policy liabilities.......           98,899    89,731
       Change in reinsurance balances.......           (5,408)  (13,100)
       Increase in premiums and fees
        receivable..........................          (98,382)  (78,413)
       Increase in deferred income
        taxes...............................             (758)   (1,170)
       Increase in accrued investment
        income and other assets.............          (18,903)  (14,793)
       Decrease in accrued expenses and
        other liabilities...................           (3,741)  (15,688)
       Net realized gains on investments....             (829)     (601)
       Depreciation and amortization on
        investments and goodwill............            1,733     1,791
         Net cash used by operating
          activities........................          (18,694)  (21,618)

INVESTING ACTIVITIES
       Net (purchase) sale of short-term
        investments.........................             (454)   15,428
       Purchase of fixed maturities.........         (147,444) (158,889)
       Sale of other investments,
        principally fixed maturities........          154,074   161,204
       Maturities of fixed maturities.......           13,196    13,982
       Acquisition of subsidiaries..........               --    (8,281)
       Furniture and equipment additions....           (1,559)   (1,767)
        Net cash provided by investing
         activities.........................           17,813    21,677

FINANCING ACTIVITIES
       Issuance of Common Stock.............              550      (766)
       Dividends............................           (1,523)     (929)
        Net cash used by financing
         activities.........................             (973)   (1,695)

       Decrease in cash.....................           (1,854)   (1,636)
Cash at beginning of period.................            6,698     4,839
       Cash at end of period................        $   4,844  $  3,203


           See notes to consolidated financial statements.
               MMI Companies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                            March 31, 1998

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles
  for complete financial statements.   In the opinion of
  management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

2.   Acquisition of Unionamerica Holdings plc

     In December, 1997, MMI acquired Unionamerica Holdings plc (Unionamerica) in exchange for 7,100,000 shares of MMI Common
  Stock.   The acquisition was accounted for as a pooling of
  interests and, accordingly, the accompanying consolidated financial statements were restated to include the consolidated operations of Unionamerica for all periods presented.

3.  Trust Preferred Capital Securities

     In December 1997, the Company issued $125,000,000 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust 1 (Trust), a subsidiary of MMI. Proceeds from the sale of the Capital Securities were used to purchase $125,000,000 aggregate principal amount of the Company's 7% Junior Subordinated Deferable Interest Debentures (Debentures), due December 15, 2027. The Debentures are the sole assets of the Trust. The Capital Securities will pay a dividend of 7% semiannually in arrears beginning June 30, 1998 and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by
  MMI.  Total proceeds were $118,700,000 net of expenses.   The
  effective rate of the Capital Securites is 8.06%.

4.   Effect of New Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its
  components.   The adoption of SFAS 130 had no effect on the
  Company's net income or stockholders' equity.

     The components of comprehensive income and accumulated comprehensive income are as follows (in thousands):

                                     Three Months Ended
                                          March 31,
                                     1998        1997
Net income                           $ 8,695     $10,625
Net change in unrealized
gains on investments,
net of income taxes                     (465)     (8,726)
Comprehensive income                 $ 8,230    $  1,899

                                     March 31,  December 31,
                                       1998        1997
Accumulated other
comprehensive income
at beginning of year                 $24,332    $13,456
Net change in
unrealized gains on
investments, net
of income taxes                         (465)    10,876
Accumulated other
comprehensive income
at end of period                     $23,867    $24,332

      In  1997 the FASB also issued Statement of Financial Accounting
   Standards No. 131 (SFAS 131), "Disclosures about Segments of an
   Enterprise and Related Information," which is effective for years
   beginning after December 15, 1997.   SFAS 131 established
   standards for the way that public business enterprises report information about operating segments in annual financial
   statements and requires those enterprises report selected
   information about operating segments in interim financial reports issued to shareholders.

         MMI Companies has three reportable segments: domestic
   insurance, international insurance and consulting and fees.   The
   domestic insurance segment principally includes professional and general liability insurance and reinsurance for hospitals, healthcare systems and healthcare providers.  The international insurance segment, principally located in the United Kingdom, includes the international insurance and reinsurance business.
   The consulting and fee segment includes clinical risk management consulting, strategic healthcare consulting, employee relations consulting, professional liability claims administration,
   healthcare credentials verification services and billing,
   compliance and reimbursement services.

       Intersegment revenues and expenses have been eliminated.
   Information by segment is as follows (in thousands of dollars):

                                 Three Months Ended
                                     March 31,
                                   1998       1997
Domestic insurance segment:
  Revenues                         $84,797    $54,444
  Income before taxes                5,296      6,586

  Loss ratio                         89.1%      82.3%
  Expense ratio                      20.7%      30.9%
  Combined ratio                    109.8%     113.2%

International insurance segment:
  Revenues                         $37,350    $35,674
  Income before taxes                6,405      6,013

  Loss ratio                         61.6%      59.1%
  Expense ratio                      41.1%      42.7%
  Combined ratio                    102.7%     101.8%

Consulting and fee segment:
  Revenues                         $12,312    $12,067
  Income (loss) before taxes        (1,351)       786

  Pretax margin                     (11.0%)      6.5%

Consolidated insurance ratios:
  Loss ratio                         81.0%      72.8%
  Expense ratio                      26.7%      35.7%
  Combined ratio                    107.7%     108.5%

Item   2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

   Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997.

    Revenues. Gross premiums written increased by 15.6% to $210,448,000 for the three months ended March 31, 1998 from $181,990,000 for the 1997 period. Net premiums written increased by 17.8% to $171,865,000 from $145,841,000, and net premiums earned increased by 43.6% to $102,546,000 from $71,423,000.

   Medical malpractice premiums earned increased by 69.0% to $69,261,000 for the three months ended March 31, 1998 from $40,975,000 for the 1997 period. International premiums earned increased 3.4% to $30,142,000 from $29,147,000 and life and health premiums earned increased by 141.6%, to $3,143,000 for the three months ended March 31, 1998 from $1,301,000 for the 1997 period. The Company's written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as for prior acts coverage for new insureds. During the first quarter, 1998, the Company's medical malpractice premiums earned included $30,519,000 in such one time premiums, an increase of $26,278,000 in one-time premiums from the first quarter, 1997.

   Consulting and fee income increased by 2.0% to $12,312,000 for the three months ended March 31, 1998 from $12,067,000 for the 1997 period.

  Net investment income increased by 3.7% to $18,772,000 for the three months ended March 31, 1998 from $18,094,000 for the 1997 period. For the three month period, the Company had net realized gains on investments of $829,000 in 1998 compared to $601,000 in 1997.

  Losses and expenses.   Losses and loss adjustment expenses
("LAE") increased by 59.8% to $83,101,000 for the three months ended March 31, 1998 from $52,010,000 for the 1997 period. Medical malpractice liability losses and LAE increased by 84.8% to $62,052,000 for the three months ended March 31, 1998 from $33,577,000 for the 1997 period, due to the increase in one-time premiums in the first quarter, 1998. International losses and LAE increased 7.7% to $18,561,000 from $17,227,000 in the 1997 period and other losses and LAE increased to $2,488,000 from $1,206,000 in the first quarter 1997. The consolidated loss ratio increased to 81.0% from 72.8% for the respective three month periods due to an increase in the core medical malpractice loss ratio as well as a higher loss ratio associated with the one-time premiums.

  Insurance and administrative expenses increased by 9.1% to $38,573,000 for the three months ended March 31, 1998 from $35,340,000 for the 1997 period. The increase in administrative expense is primarily due to higher acquisition expenses, principally from new medical malpractice insurance business as well as employee related costs including recruitment and relocation expenses.

   Interest expense increased by 67.9% to $2,435,000 for the three months ended March 31, 1998 from $1,450,000 for the 1997 period due to an increase in debt outstanding as well as an increase in
the interest rate on the debt.   Debt outstanding totaled
$118,790,000 at March 31, 1998 compared to $93,000,000 at March 31,
1997.

  Income taxes. Income taxes were $1,655,000 for the three months ended March 31, 1998 compared to $2,760,000 for the 1997 period due to lower pre-tax income in the current period.

  Net income. Net income decreased by 18.2% to $8,695,000 for the three months ended March 31, 1998 from $10,625,000 for the 1997 period due to an increase in the domestic insurance loss ratio and an increase in expenses related to the consulting and fee segment.

   Net income per share. Diluted net income per common and common equivalent share decreased to $.45 for the three months ended March 31, 1998 from $.55 for the 1997 period. Included in these amounts are $.03 in 1998 and $.02 in 1997 related to after-tax net realized gains on investments.

Liquidity And Capital Resources

  As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are
management  fees  and dividends from subsidiaries.   In the three
month periods ended March 31, 1998 and March 31, 1997, the Company received dividends of $1,500,000 and $2,750,000, respectively, from its subsidiaries. The Company received management fees from its subsidiaries of $6,988,000 for the three months ended March 31, 1998, compared to $7,338,000 in 1997.

  On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and
recoveries from  reinsurers.   Funds are used to pay claims,
operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

  Cash used by operating activities was $18,694,000 for the three months ended March 31, 1998 compared to $21,618,000 for the three months ended March 31, 1997. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

  Cash provided by investing activities was $17,813,000 for the three months ended March 31, 1998 compared to $21,677,000 for the three months ended March 31, 1997. The decrease in cash provided by investing activities was primarily due to lower sales of investments in the first quarter 1998 compared to the same period in 1997.

    Cash used by financing activities was $1,854,000 for the three months ended March 31, 1998 compared to $1,636,000 for the three months ended March 31, 1997.

   The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 3.5% of fair value of total invested assets as of March 31,
1998.   The estimated fair value of the Company's investment
portfolio was $1,212,420,000 as of March 31, 1998 compared to $1,230,800,000 as of December 31, 1997. The March 31, 1998 amount includes net unrealized gains of $36,846,000, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Net unrealized gains as of December 31, 1997 were $37,144,000. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements,
including the payment of claims and expenses.   Short-term
investments totaled $52,486,000 or 4.3% of invested assets at March 31, 1998. The Company believes that all of its invested assets are readily marketable.

    Long-term debt consisting of Capital Securities totaled $118,790,000 at March 31, 1998, virtually unchanged from the year
end amount.   This amount relates to the  Company's issuance of
$125,000,000 of 30-year, non-callable Capital Securities in
December, 1997.

  Stockholders' equity was $406,259,000 as of March 31, 1998 compared to $399,002,000 as of December 31, 1997. Dividends to stockholders were $1,523,000 for the three months ended March 31, 1998.

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


                                        MMI Companies, Inc.
                                        (Registrant)



Date: May 14, 1998                      /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer


Date: May 14, 1998                      /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President
                                        and Chief Financial Officer