Form 10-Q
period 1998-06-30
MMI COMPANIES INC
filed 1998-08-13
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     June 30, 1998.

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

There were 18,964,418 shares outstanding of the registrant's common stock, $0.10 par value, as of August 11,1998.

              MMI Companies, Inc. and Subsidiaries

                             Index

                                                      Page No.
Part I.  Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets             3

               Consolidated Statements of              4
                Income

               Consolidated Statements of              5
                Stockholders' Equity

               Consolidated Statements of              6
                Cash Flows

               Notes to Consolidated                 7-9
                Financial Statements

          Item 2.  Management's Discussion         10-11
                   and Analysis of
                   Financial Condition and
                   Results of Operations


Part II.  Other Information

          Item 6.  Exhibits and Reports on            12
                    Form 8-K

          Signatures                                  13

EXHIBITS:

      10.11  First Amendment to  Employment
              Agreement
      27.    Financial Data Schedule.


                 MMI Companies, Inc. and Subsidiaries
                      Consolidated Balance Sheets
                 (In thousands, except per share data)

                                   June 30, 1998     December 31, 1997
                                    (Unaudited)

ASSETS
   INVESTMENTS
       Short-term investments       $   56,638        $  52,219
       Fixed maturities              1,132,016        1,135,702
       Preferred stocks                 59,098           42,879
                                     1,247,752        1,230,800
   OTHER ASSETS
       Cash                             15,098            6,698
       Premium and fees receivable     209,985          165,906
       Reinsurance receivables         310,144          300,077
       Prepaid reinsurance premiums     36,147           21,514
       Accrued investment income        18,467           17,045
       Cost in excess of net
       assets of purchased subsidiaries,
       less accumulated amortization    38,887           37,257
       Furniture and equipment -
       at cost,less accumulated
       depreciation                     14,616           14,258
       Deferred income taxes            44,317           42,979
       Other                            59,408           47,533
                                    $1,994,821       $1,884,067
LIABILITIES AND STOCKHOLDERS'
EQUITY LIABILITIES
       Policy liabilities:
       Loss and loss adjustment
       expense reserves:
       Medical malpractice
       liability                    $  636,961       $  613,063
       International                   485,909          500,032
       Other                            21,070           12,051
                                     1,143,940        1,125,146

       Unearned premium reserves       195,646          134,188
       Future life policy benefits       8,142            8,723
                                     1,347,728        1,268,057

       Accrued expenses and other
       liabilities                      51,484           50,071
       Amounts due to reinsurers        59,913           48,213
       Company-obligated,
       mandatorily redeemable
       preferred capital securities
       of subsidiary trust holding
       solely junior subordinated
       debentures of the Company       118,825          118,724
                                     1,577,950        1,485,065
   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10
      per share:
      Authorized shares: - 30,000
      Issued and outstanding
      shares: 1998 - 18,964;
      1997 - 18,857                     1,896            1,886
      Additional paid-in capital      220,167          217,855
      Retained earnings               169,067          154,929
      Accumulated other
      comprehensive income,
      net of taxes:
      1998 - $13,563; 1997 - $12,812   25,741           24,332
                                      416,871          399,002
                                   $1,994,821       $1,884,067

                See notes to consolidated financial statements.

                   MMI Companies, Inc. and Subsidiaries
                     Consolidated Statements of Income
                   (In thousands, except per share data)
                                 Unaudited

                                Three Months         Six  Months
                                Ended June 30,      Ended June 30,
                                1998      1997      1998      1997
  REVENUES

  Insurance premiums earned:
  Medical malpractice
  liability                    $40,975    $34,910   $110,236  $75,885
  International                 30,753     35,301     60,715   64,448
  Life and health                3,543      1,125      6,686    2,426
                                75,091     71,336    177,637  142,759
  Consulting and fee
  income                        13,061     13,241     25,373   25,308
  Net investment
  income                        18,966     18,886     37,738   36,980
  Net realized gains on
  investments                      204        369      1,033      970
  TOTAL REVENUES               107,322    103,832    241,781  206,017

  LOSSES AND EXPENSES

  Losses and loss adjustment
  expenses:
  Medical malpractice
  liability                     35,959     28,517     98,011  62,094
  International                 19,704     22,182     38,265  39,409
  Life and health                2,548      1,058      5,036   2,264
                                58,211     51,757    141,312 103,767
  Insurance and administrative
  expenses                      36,972     36,673     75,545  72,013
  Interest expense               2,462      1,466      4,897   2,916
  TOTAL LOSSES AND
  EXPENSES                      97,645     89,896    221,754 178,696           6

  INCOME BEFORE INCOME
  TAXES AND
  EXTRAORDINARY LOSS             9,677     13,936     20,027  27,321
  LOSS
  Income taxes                   1,193      2,854      2,848   5,614
  INCOME  BEFORE
  EXTRAORDINARY LOSS             8,484     11,082     17,179  21,707
  Extraordinary loss,
  net of tax                         -        267          -     267
  NET INCOME                   $ 8,484     10,815     17,179  21,440

  Earnings per common and common
  equivalent share:

  Basic:
  Income before extraordinary
  loss                         $ 0.45      $ 0.59     $ 0.91   $1.16
  Extraordinary loss, net of
  tax                               -       (0.01)         -   (0.01)          )
  NET INCOME                   $ 0.45      $ 0.58     $ 0.91   $1.15

  Diluted:
  Income before extraordinary
  loss                           0.44        0.57       0.88    1.12
  Extraordinary loss,
  net of tax                        -       (0.01)         -   (0.01)
  NET INCOME                   $ 0.44      $ 0.56     $ 0.88  $ 1.11

              See notes to consolidated financial statements.

              MMI Companies, Inc. and Subsidiaries
         Consolidated Statements of Stockholders' Equity
              (In thousands, except per share data)




                                                  Accumulated
                                                    Other
                  Common Stock   Additional      Comprehensive   Total
                  Number   Par   Paid-In   Retained  Income,     Stockholders'
                 of Shares Value Capital   Earnings  Net of Taxes Equity
Balance at
December 31,1996  18,681  $1,868 $215,091  $124,751  $13,456     $355,166      $

Year ended
December 31, 1997:
Net income                                   34,360                34,360
Issuance of Common
Stock in connection
with acquisition
of subsidiar          85       9    1,942                           1,951
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of employee
stock options        212       21   3,650                           3,671
Common Stock
repurchased         (121)     (12) (2,828)                         (2,840)
Change in
accumulated other
comprehensive
income, net of
taxes of $5,595                                          10,876    10,876
Common cas
dividends
($.22 per share)                               (4,182)             (4,182)
Balance at
December 31, 1997 18,857   1,886  217,855      154,929   24,332   399,002

Six  months ended
June 30, 1998 (unaudited):
Net income                                      17,179             17,179
Issuance of Common
Stock in connection
with acquisition
of subsidiary        66        6    1,393                          1,399
Issuance of Common
Stock in connection
with employee
benefit plans
and exercise of
employee stock
options              41        4      919                            923
Change in
accumulated other
comprehensive
income, net of
taxes of $751                                           1,409      1,409
Common cash
dividends
($.16 per share)                                (3,041)           (3,041)
Balance at
June 30, 1998
(unaudited)       18,964  $1,896  $220,167 $169,067    $25,741  $416,871

         See notes to consolidated financial statements.

              MMI Companies, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In thousands)
                            Unaudited

                                                 Six Months
                                               Ended June 30,
                                               1998      1997
OPERATING ACTIVITIES
Net income                                     $17,179   $21,440
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
Increase in policy liabilities                  79,671    61,852
Change in reinsurance balances                 (13,000)  (21,313)
Increase in premium and fees
receivable                                      (44,036) (54,648)
Increase in deferred income
taxes                                            (2,128)  (1,286)
Increase in accrued investment
income and other assets                         (15,580) (11,569)
Change in accrued expenses and other
liabilities                                       1,468  (15,713)
Net realized gains on investments                (1,033)    (970)
Depreciation and amortization on
investments and goodwill                          4,249    2,710
Net cash provided (used) by
operating activities                             26,790  (19,497)


INVESTING ACTIVITIES
Net sale of short-term
investments                                     (4,624)   10,747
Purchases of available-for-sale
investments                                   (345,962) (340,094)
Sales of available-for-sale
investments                                    301,731   336,012
Maturities of available-for-sale
investments                                     35,831    26,782
Acquisitions of subsidiaries                         -    (8,281)
Furniture and equipment
additions                                        (3,248)  (3,791)
Net cash (used) provided by
investing activities                            (16,272)  21,375

FINANCING ACTIVITIES
Issuance of Common Stock                            923    1,118
Repurchase of Common Stock                            -   (2,840)
Dividends                                        (3,041)  (1,648)
Net cash used by financing
activities                                       (2,118)  (3,370)

Increase (decrease) in cash                        8,400  (1,492)
Cash at beginning of period                        6,698   4,839
Cash at end of period                           $ 15,098 $ 3,347


         See notes to consolidated financial statements.

              MMI Companies, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements
                           June 30, 1998

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

2.   Acquisition of Unionamerica Holdings plc

     In December 1997, MMI acquired Unionamerica Holdings plc (Unionamerica) in exchange for 7,100,000 shares of MMI
  Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements were restated to include the consolidated operations of Unionamerica for all periods presented.

3.   Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                 Three Months            Six  Months
                                Ended June 30,           Ended June 30,
                                1998     1997            1998     1997

Net earnings                    $8,484   $10,815         $17,179  $21,440

Weighted average number of
common shares outstanding       18,927    18,702          18,893   18,721

Dilutive effect of stock
options using the
treasury stock method              504       597             538     674

Weighted average number of
common and common equivalent
shares outstanding....          19,431    19,299           19,431 19,395

Net earnings per common
share                           $  .45    $  .58           $  .88 $ 1.15

Net earnings per common and
common equivalent share         $  .44    $  .56           $  .88 $ 1.11



4.  Trust Preferred Capital Securities

     In December 1997, the Company issued $125,000,000 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust 1 (Trust), a subsidiary of MMI. Proceeds from the sale of the Capital Securities were used to purchase $125,000,000 aggregate principal amount of the Company's 7-5/8 Junior Subordinated Deferrable Interest Debentures (Debentures), due December 15, 2027. The Debentures are the sole assets of the Trust. The Capital Securities will pay a dividend of 7-5/8% semiannually in arrears beginning June 15, 1998 and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds were $118,700,000, net of expenses. The effective rate of the Capital Securities is 8.06%.

5.   Effect of New Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130),
  "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no effect on the Company's net income or stockholders' equity.

     The components of comprehensive income and accumulated comprehensive income are as follows (in thousands):

                      Three Months Ended   Six Months Ended
                           June 30,            June 30,
                      1998        1997     1998        1997

Net income            $ 8,484     $10,815  $17,179     $21,440
Net change in
unrealized gains on
investments, net
of income taxes         1,874       7,430    1,409      (1,304)
Comprehensive income  $10,358     $18,245  $18,588     $20,136

                                 June 30,   December 31,
                                   1998        1997

Accumulated other
comprehensive
income at
beginning of year                $24,332     $13,456
Net change in
unrealized gains on
investments, net
of income taxes                    1,409     10,876
Accumulated other
comprehensive
income at end of
period                           $25,741     $24,332

   In 1997 the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS 131),`'Disclosures about Segments of
an  Enterprise  and   Related Information,"  which  is  effective
for  years  beginning  after December  15, 1997.  SFAS 131 established
standards for  the  way that   public  business  enterprises  report
information   about operating  segments in annual financial statements
and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

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

   Intersegment  revenues  and  expenses  have  been  eliminated.
   Information  by  segment  is  as  follows  (in  thousands   of
   dollars):

                       Three Months Ended    Six Months Ended
                            June 30,             June 30,

                         1998      1997       1998     1997

Domestic insurance
segment:
Revenues                $57,060    $48,785    $141,857  $103,229
Income before
taxes                     5,501      5,898      10,797    12,484

Loss ratio                86.5%      82.1%       88.1%     82.2%
Expense ratio             29.3%      36.9%       24.0%     33.7%
Combined ratio           115.8%     119.0%      112.1%    115.9%


International
insurance segment:
Revenue                $37,201    $41,806      $74,551   $77,480
Income before
taxes                    4,331      6,462       10,736    12,475

Loss ratio               64.4%      62.8%        63.0%     61.1%
Expense ratio            43.1%      37.3%        42.1%     39.7%
Combined ratio          107.5%     100.1%        105.1%   100.8%


Consulting and fee
segment:
Revenues            $  13,061    $ 13,241    $  25,373  $ 25,308
Income (loss)
before taxes             (155)      1,576       (1,506)    2,362

Pretax margin           (1.2%)      11.9%        (5.9%)     9.3%


Consolidated insurance
ratios:
Loss ratio              77.5%       72.6%         79.6%    72.7%
Expense ratio           34.9%       37.1%         30.2%    36.4%
Combined               112.4%      109.7%        109.8%   109.1%

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for
Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated operating results or financial position.

Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations

Results of Operations

   Six  Months Ended June 30, 1998 compared to Six Months Ended
June 30, 1997.

   Revenues. Gross premiums written increased by 13.9% to $278,998,000 for the six months ended June 30, 1998 from
$244,919,000 for the 1997 period. Net premiums written increased by 14.2% to $224,430,000 from $196,479,000, and net premiums earned increased by 24.4% to $177,637,000 from $142,759,000. For the three months ended June 30, 1998 gross premiums written increased by 8.9% to $68,551,000 from $62,929,000, net premiums written increased by 3.8% to $52,565,000 from $50,638,000 and net premiums earned increased by 5.3% to $75,091,000 from $71,336,000.

   Medical malpractice premiums earned increased by 45.3% to $110,236,000 for the six months ended June 30, 1998 from $75,885,000 for the 1997 period and increased by 17.4% to $40,975,000 from $34,910,000 for the three month period. International premiums earned decreased 5.8% to $60,715,000 from $64,448,000 for the 1997 period and decreased by 13.4% to $30,573,000 from $35,301,000 for the three month period. Life and health premiums earned increased by 175.6%, to $6,686,000 for the six months ended June 30, 1998 from $2,426,000 for the 1997 period and increased by 214.9% to $3,543,000 from $1,125,000 for the three month period. The Company's written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as for prior acts coverage for new insureds. During the first six months of 1998, the Company's medical malpractice premiums earned included $31,981,000 in such one time premiums, an increase of $27,252,000 in one-time premiums from the first six months, 1997.

   Consulting and fee income was relatively unchanged at $25,373,000 for the six months ended June 30, 1998 from $25,308,000 for the 1997 period and decreased by 1.4% to $13,061,000 from $13,241,000 for the three month period.

  Net investment income increased by 2.0% to $37,738,000 for the six months ended June 30, 1998 from $36,980,000 for the 1997 period and was relatively unchanged at $18,966,000 compared to $18,886,000 for the three month period. For the three month period, the Company had net realized gains on investments of $204,000 in 1998 compared to $369,000 in 1997.

  Losses and expenses. Losses and loss adjustment expenses ("LAE") increased by 36.2% to $141,312,000 for the six months ended June 30, 1998 from $103,767,000 for the 1997 period and increased by 12.5% to $58,211,000 from $51,757,000 for the three month period. Medical malpractice liability losses and LAE increased by 57.8% to $98,011,000 for the six months ended June 30, 1998 from $62,094,000 for the 1997 period, due to the increase in one-time premiums in the first quarter 1998 and increased by 26.1% to $35,959,000 from $28,517,000 for the three month period. International losses and LAE decreased 2.9% to $38,265,000 from $39,409,000 in the 1997 period and decreased  by  11.2%  to $19,704,000 from $22,182,000  for  the three month period. Other losses and LAE increased to $5,036,000 from $2,264,000 in the second quarter 1997. The consolidated loss ratio increased to 79.6% from 72.7% for the respective six month periods due to an increase in the core medical malpractice loss ratio as well as a higher loss ratio associated with the one-time premiums.

  Insurance and administrative expenses increased by 4.9% to $75,545,000 for the six months ended June 30, 1998 from $72,013,000 for the 1997 period and increased by 0.8% to $36,972,000 from $36,673,000 for the three month period.

  Interest expense increased by 67.9% to $4,897,000 for the six months ended June 30, 1998 from $2,916,000 for the 1997 period and increased by 67.9% to $2,462,000 from $1,466,000 for the three month period, due to an increase in debt outstanding as well as an increase in the interest rate on the debt. Debt outstanding totaled $118,825,000 at June 30, 1998 compared to $93,000,000 at June 30, 1997.

  Income taxes. Income taxes were $2,848,000 for the six months ended June 30, 1998 compared to $5,614,000 for the 1997 period and for the three month period were $1,193,000 in 1998 compared to $2,854,000 in the prior year. Income taxes decreased for the three and six months due to lower pre-tax income in 1998.

   Net  income.  Net income decreased by  19.9% to  $17,179,000 for the six months ended June 30, 1998 from $21,440,000 for the 1997 period and decreased 21.6% to $8,484,000 from $10,815,000 for the three month period.

   Net  income  per share.  Diluted net income per  common  and common equivalent share decreased to $.88 for the six months ended June 30, 1998 from $1.11 for the 1997 period. For the three months ended June 30, diluted net income per share was $.44 per share in 1998 and $.56 per share in 1997.


Liquidity And Capital Resources

  As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the six month periods ended June 30, 1998 and June 30, 1997, the Company received dividends of $3,000,000 and $5,500,000, respectively, from its subsidiaries. The Company received management fees from its subsidiaries of $11,975,000 for the six months ended June 30 1998, compared to $13,025,000 in 1997.

  On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

  Cash provided by operating activities was $26,790,000 for the six months ended June 30, 1998 compared with cash used of $19,497,000 for the six months ended June 30, 1997. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

  Cash used by investing activities was $16,272,000 for the six months ended June 30, 1998 compared to cash provided of $21,375,000 for the six months ended June 30, 1997.

    Cash used by financing activities was $2,118,000 for the six months ended June 30, 1998 compared to $3,370,000 for the six months ended June 30, 1997.

    The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 4.7% of fair value of total invested assets as of June 30 1998. The estimated fair value of the Company's investment portfolio was $1,247,752,000 as of June 30, 1998 compared to $1,230,800,000 as of December 31, 1997.
The June 30, 1998 amount includes net unrealized gains of $39,304,000 which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Net unrealized gains as of December 31, 1997 were $37,144,000. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $56,638,000 or 4.5% of invested assets at June 30, 1998. The Company believes that all of its invested assets are readily marketable.

   Long-term  debt  consisting  of Capital  Securities  totaled
$118,825,000 at June 30, 1998. This amount relates to the Company's issuance of $125,000,000 of 30-year, non-callable
Capital Securities in December, 1997.

  Stockholders'  equity was $416,871,000 as of  June  30,  1998 compared to $399,002,000 as of December 31, 1997. Dividends to stockholders were $3,041,000 for the six months ended June 30, 1998.

Year 2000

   The Company has developed a workplan to address year 2000 issues across all MMI technology platforms. A company-wide assessment of year 2000 exposures has been completed and workplan priorities and schedules are in place and are expected to be completed by the end of 1998. Additionally, system-wide year 2000 simulations are scheduled throughout 1999. The workplan includes system modification and conversion as well as alignment with vendors and third parties. The cost to address year 2000 issues is not expected to be material and is being expensed as incurred.

                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

  A.Exhibits

        10.11  First Amendment to Employment Agreement
         27.   Financial Data Schedule.


  B. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                            SIGNATURES


     Pursuant  to  the requirements of the Securities  Exchange
Act  of 1934, the registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                        MMI   Companies,   Inc.
(Registrant)



Date: August 13, 1998
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer

Date: August 13, 1998
                                        /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer