Form 10-Q/A
period 1998-06-30
MMI COMPANIES INC
filed 1998-08-17
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q/A
                         AMENDMENT NO. 1

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     June 30, 1998.

                               or

     (  ) Transition report pursuant to section 13 or 15(d) of
     the Securities Exchange Act of     1934.  For the transition
     period from            to           .

                Commission File Number:  1-11920


                      MMI Companies, Inc.
     (Exact name of registrant as specified in its charter)

           Delaware                     36-3263253
(State or other jurisdiction of         (IRS Employer
incorporation or organization)        (Identification No.)

       540 Lake Cook Road, Deerfield, Illinois  60015-5290
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

              MMI Companies, Inc. and Subsidiaries

                             Index

                                                  Page No.
Part I.  Financial Information (Part I data
         included in original filing on 8/13/98)

       Item 1. Financial Statements

               Consolidated Balance Sheets             3

               Consolidated Statements of              4
                Income

               Consolidated Statements of              5
                Stockholders' Equity

               Consolidated Statements of              6
                Cash Flows

               Notes to Consolidated                 7-9
                Financial Statements

       Item 2.  Management's Discussion             10-11
                and Analysis of
                Financial Condition and
                Results of Operations

Part II.  Other Information

      Item 2.  Changes in Securities                 12
               and Use of Proceeds
      Item 4.  Submission of Matters to              12
               a Vote of Security Holders
      Item 6.  Exhibits and Reports on               12
               Form 8K (Item 6 Exhibits
               included in original filing on 8/13/98)

Signatures                                            13

EXHIBITS:  (Exhibits included  in  original
            filing on 8/13/98)

     10.11  First Amendment to  Employment Agreement
     27.   Financial Data Schedule.


                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

   (a)  Not applicable.

   (b)  Not applicable.

   (c) 65,883 shares of common stock were issued as of May 1, 1998 in connection with an acquisition. The shares were issued to the three shareholders of the acquired entity in exchange for all of the outstanding shares of the acquired entity. This transaction was made in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

   (d)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its annual stockholders meeting on April 16, 1998. The following directors were elected at the meeting:
Richard R. Barr, George B. Caldwell, F. Laird Facey, M.D., Alan
C.  Guy,  Timothy  R.  McCormick, Scott S.  Parker,  Joseph  D.
Sargent, Robert A. Spass. The proposal to ratify the appointment of Ernst & Young LLP as independent auditors was also voted upon and passed at the meeting.

   The following table sets forth the number of votes cast for, against or withheld, and number of abstentions and broker non-votes for each matter voted upon at the meeting (in thousands):

                                                    Abstentions
                                         Against    and
                                         or         broker
Matter                        For        withheld   non-votes
Election of directors:
Richard R.Barr                14,329     146        -
George B. Caldwell            14,329     146        -
F. Laird Facey,M.D.           14,039     166        -
Alan C. Guy                   14,238     237        -
Timothy R. McCormick          14,310     165        -
Scott S. Parker               14,309     166        -
Joseph D. Sargent             14,328     147        -
Robert A. Spass               14,329     146        -

Ratification  of Ernst &
Young LLP                     12,987     1,467      22

The following directors are continuing directors:  B. Frederick
Becker,  K.  James  Ehlen, M.D., William M. Kelley,  Andrew  D.
Kennedy, Gerald L. McManis and Edward C. Peddie.


Item 6.  Exhibits and Reports on Form 8-K

  A.  Exhibits

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


                                        MMI   Companies,   Inc.
                                        (Registrant)



Date: August 17, 1998
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman   and    Chief
                                        Executive Officer

Date: August 17, 1998
                                        /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer