Form 10-Q
period 1998-09-30
MMI COMPANIES INC
filed 1998-11-13
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     September 30, 1998.

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

There were 18,992,393 shares outstanding of the registrant's common stock, $0.10 par value, as of November 11, 1998.

              MMI Companies, Inc. and Subsidiaries

                             Index


                                                        Page No.
Part I.  Financial Information

          Item 1.  Financial Statements

               Consolidated Balance Sheets             3

               Consolidated Statements of              4
                 Operations

               Consolidated Statements of              5
                 Stockholders' Equity

               Consolidated Statements of              6
                 Cash Flows

               Notes to Consolidated                   7
                 Financial Statements

          Item 2.  Management's Discussion            10
                   and Analysis of
                   Financial Condition and
                   Results of Operations


Part II.  Other Information

          Item 6.  Exhibits and Reports on            13
                   Form 8-K

Signatures                                            14

EXHIBITS:

        4.2   Amended  and Restated  Rights
              Agreement
        27.   Financial Data Schedule


                MMI Companies, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                (In thousands, except per share data)

                                              September 30,   December 31,
                                                  1998            1997
                                              (Unaudited)
ASSETS
   INVESTMENTS
       Short-term investments...........   $   61,613      $   52,219
       Fixed maturities.................    1,164,357       1,135,702
       Preferred stocks.................       58,303          42,879
                                            1,284,273       1,230,800
   OTHER ASSETS
       Cash.............................        7,489           6,698
       Premium and fees receivable......      188,933         165,906
       Reinsurance receivables..........      331,402         300,077
       Prepaid reinsurance premiums.....       30,046          21,514
       Accrued investment income........       18,667          17,045
       Cost in excess of net assets of
         purchased subsidiaries,
         less accumulated amortization..       40,294          37,257
       Furniture and equipment - at cost,
         less accumulated depreciation..       14,823          14,258
       Deferred income taxes............       35,137          42,979
       Other............................       57,254          47,533
                                           $2,008,318      $1,884,067
LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
       Policy liabilities:
         Loss and loss adjustment expense
          reserves:
          Medical malpractice liability..  $  671,531      $  613,063
          International..................     494,397         500,032
          Other..........................      16,700          12,051
                                            1,182,628       1,125,146

         Unearned premium reserves.......     179,039         134,188
         Future life policy benefits.....       8,052           8,723
                                            1,369,719       1,268,057

       Accrued expenses and other
        liabilities......................      50,521          50,071
       Amounts due to reinsurers.........      57,784          48,213
       Company-obligated, mandatorily
        redeemable preferred
        capital securities of subsidiary
        trust holding solely
        junior subordinated debentures
        of the Company....................     118,778         118,724
                                             1,596,802       1,485,065

   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per share:
          Authorized shares:  - 30,000
          Issued and outstanding shares:
          1998 - 18,991; 1997 - 18,857...       1,899           1,886
      Additional paid-in capital.........     220,502         217,855
      Retained earnings..................     154,547         154,929
      Accumulated other comprehensive
       income, net of taxes:
       1998 - $17,702; 1997 - $12,812....      34,568          24,332
                                              411,516         399,002
                                           $2,008,318      $1,884,067


               See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Operations
                (In thousands, except per share data)
                              Unaudited

                                   Three Months         Nine Months
                                Ended September 30,  Ended September 30,
                                    1998  1997         1998   1997

REVENUES

Insurance premiums earned:
 Medical malpractice
    liability...............   $ 42,114  $ 38,904    $152,350 $114,789
 International..............     32,599    19,684      93,314   84,132
 Life and health............      2,754     1,406       9,440    3,832
                                 77,467    59,994     255,104  202,753
Consulting and fee income...     11,853    13,492      37,226   38,800
Net investment income            19,372    20,235      57,110   57,215
Net realized gains on
investments.................        957       649       1,990    1,619
TOTAL REVENUES..............    109,649    94,370     351,430  300,387

LOSSES AND EXPENSES

Losses and loss adjustment
expenses:
 Medical malpractice
    liability................    55,221    32,555     153,232   94,649
 International...............    24,233     8,427      62,498   47,836
 Life and health.............     2,527       594       7,563    2,858
                                 81,981    41,576     223,293  145,343
Insurance and administrative
expenses.....................    41,754    36,284     117,299  108,297
Interest expense.............     2,491     1,607       7,388    4,523
  TOTAL LOSSES AND EXPENSES..   126,226    79,467     347,980  258,163

  INCOME (LOSS) BEFORE INCOME
   TAXES AND EXTRAORDINARY
   LOSS......................   (16,577)   14,903      3,450    42,224
Income taxes (credit)........    (3,574)    2,673       (726)    8,287
  INCOME (LOSS) BEFORE
   EXTRAORDINARY LOSS........   (13,003)   12,230      4,176    33,937
Extraordinary loss, net of
tax..........................         -         -          -       267
   NET INCOME (LOSS).........  $(13,003)  $12,230     $4,176   $33,670

Earnings per common and
common equivalent share:

Basic:
Income (loss) before
extraordinary loss...........  $  (0.69)  $  0.65      $ 0.22   $ 1.81
Extraordinary loss, net of
tax..........................        -          -           -    (0.01)
NET INCOME (LOSS)............  $  (0.69)  $  0.65      $ 0.22   $ 1.80

Diluted:
Income (loss) before
extraordinary loss...........  $  (0.69)  $  0.63      $ 0.22   $ 1.74
Extraordinary loss, net of
tax..........................         -         -           -    (0.01)
NET INCOME (LOSS)............  $  (0.69) $   0.63      $ 0.22   $ 1.73

           See notes to consolidated financial statements.

                 MI Companies, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity
                (In thousands, except per share data)

                                                    Accumulated
                                                       Other
                                                    Comprehensive
                   Common Stock  Additional          Income Net      Total
                  Number  Par     Paid-In   Retained     of       Stockholders'
               of Shares  Value   Capital   Earnings   Taxes         Equity
Balance at
December 31,1996   18,681   $1,868  $215,091 $124,751   $13,456   $355,166

Year ended
December 31,1997
 Net income....                                34,360               34,360
 Issuance of Common
 Stock in
 connection
 with acquisition
 of subsidiary..       85        9     1,942                         1,951
 Issuance of Common
 Stock in connection
 with employee
 benefit plans and
 exercise of
 employee stock
 options.......       212       21     3,650                         3,671
 Common Stock
 repurchases...      (121)     (12)   (2,828)                       (2,840)
 Change in
 accumulated other
 comprehensive
 income, net of
 taxes of $5,595.                                      10,876      10,876
 Common cash
 dividends
 ($.22 per share)                              (4,182)             (4,182)
Balance at
December 31,1997  18,857    1,886   217,855   154,929  24,332     399,002

Nine months ended
September 30, 1998
(unaudited):
 Net income......                               4,176               4,176
 Issuance of Common
 Stock in connection
 with acquisition
 of subsidiary...     6        6     1,393                          1,399
 Issuance of Common
 Stock in connection
 with director
 and employee benefit
 plans and exercise
 of employee stock
 options..........   67         7    1,254                         1,261
 Change in
 accumulated other
 comprehensive
 income, net of
 taxes of $4,890..                                      10,236    10,236
 Common cash
 dividends
 ($.24 per share).                             (4,558)            (4,558)
Balance at September
30, 1998.........$18,991   $1,899 $220,502   $154,547 $ 34,568  $411,516



           See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                           (In thousands)
                              Unaudited

                                                      Nine Months
                                                   Ended September 30,
                                                    1998      1997
OPERATING ACTIVITIES
    Net income..................................  $  4,176    $ 33,670
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Increase in policy liabilities............   101,662       4,678
      Change in reinsurance balances............   (30,286)     28,273
      Increase in premiums  and fees
       receivable...............................   (22,984)    (55,211)
      Change in deferred income taxes...........     2,914        (622)
      Increase in accrued investment
       income and other assets..................   (13,352)    (15,372)
      Decrease in accrued expenses and
       other liabilities........................       399      (5,916)
      Net realized gains on investments.........    (1,990)     (1,619)
      Depreciation and amortization on
       investments and goodwill.................     5,903       3,679
        Net cash provided (used) by
         operating activities...................    46,442      (8,440)

INVESTING ACTIVITIES
    Net sale (purchase) of short-term
     investments................................   (9,601)      10,007
    Purchases of available-for-sale
     investments................................ (448,549)    (494,137)
    Sales of available-for-sale
     investments................................  365,277      465,756
    Maturities of available-for-sale
     investments................................   57,553       41,807
    Acquisitions of subsidiaries................   (2,384)     (17,544)
    Furniture and equipment additions...........   (4,650)      (5,184)
    Net cash provided (used) by investing
     activities.................................  (42,354)         705

FINANCING ACTIVITIES
    Issuance of Common Stock....................    1,261        2,060
    Repurchases of Common Stock.................        -       (2,840)
    Proceeds from notes payable.................        -       10,000
    Dividends...................................   (4,558)      (2,670)
    Net cash provided (used) by financing
     activities.................................   (3,297)       6,550

      Increase (decrease) in cash...............      791       (1,185)
Cash at beginning of period.....................    6,698        4,839
      Cash at end of period..................... $  7,489     $  3,654

           See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                          September 30, 1998

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

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

3.   Earnings Per Share

  The  following table sets forth the computation of  net  earnings
  (loss) per common share and net earnings (loss) per common and common equivalent share (in thousands, except per share data):

                                 Three Months         Nine Months
                              Ended September 30,   Ended September 30,
                               1998      1997        1998      1997
  Net earnings (loss).......   $(13,003) $12,230     $ 4,176   $33,670

  Weighted average number
   of common shares
   outstanding..............     18,967   18,795      18,918    18,754

  Dilutive effect of stock
   options using the
   treasury stock method....         -       634         491       661

  Weighted average number of
   common and common
   equivalent shares
   outstanding.............      18,967   19,429      19,409    19,415

  Net earnings (loss)
   per common  share.......     $ (.69)  $   .65     $   .22   $  1.80

  Net earnings (loss)
   per common and common
   equivalent share........     $ (.69)  $   .63     $   .22   $  1.73

4.  Trust Preferred Capital Securities

     In December 1997, the Company issued $125,000,000 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I (Trust), a subsidiary of MMI. Proceeds from the sale of the Capital Securities were used to purchase $125,000,000 aggregate principal amount of the Company's 7-5/8 Junior Subordinated Deferrable Interest Debentures (Debentures), due December 15, 2027. The Debentures are the sole assets of the Trust. The Capital Securities pay a dividend of 7-5/8% semiannually in arrears on June 15th and December 15th. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds were $118,700,000, net of expenses. The effective rate of the Capital Securities is 8.06%.

5.   Effect of New Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no effect on the Company's net income or loss or stockholders' equity.

     The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):

                           Three Months Ended  Nine Months Ended
                              September 30,      September 30,
                           1998       1997     1998      1997

Net income (loss).......   $(13,003)  $12,230  $ 4,176   $33,937
Net change in unrealized
 gains on investments,
 net of income taxes....      8,827     7,226   10,236     5,922
Comprehensive income
 (loss).................    $(4,176)  $19,456  $14,412   $39,859

                                September 30,      December 31,
                                    1998              1997
Accumulated other
 comprehensive income at
 beginning of year......          $24,332           $13,456
Net change in unrealized
 gains on investments,
 net of income taxes....           10,236            10,876
Accumulated other
 comprehensive income
 at end of period.......          $34,568           $24,332

    In  1997  the  Financial Accounting Standards Board  (FASB)  also issued  Statement  of Financial Accounting Standards  No.  131  (SFAS
131), Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

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

   Intersegment   revenues   and  expenses  have   been   eliminated.
   Information by segment is as follows (in thousands, except ratios):

                          Three Months Ended    Nine Months Ended
                             September 30,        September 30,
                            1998      1997       1998     1997
Domestic insurance
segment:
 Revenues..............     $57,971   $53,263    $199,828  $156,487
 Income (loss)
  before taxes ........     (16,010)    6,856      (5,213)   19,334

 Loss ratio............      128.7%     82.2%       99.4%     82.2%
 Expense ratio.........       36.2%     32.9%       27.3%     33.4%
 Combined ratio........      164.9%    115.1%      126.7%    115.6%

International
insurance segment:
 Revenues..............     $39,825    $27,615   $114,376   $105,095
 Income before taxes...         960      6,725     11,696     19,200

 Loss ratio............       74.3%      42.8%      67.0%      56.9%
 Expense ratio.........       44.9%      63.3%      43.1%      45.2%
 Combined ratio........      119.2%     106.1%     110.1%     102.1%

Consulting and fee
segment:
 Revenues..............     $11,853    $13,492    $37,226    $38,800
 Income (loss)
  before taxes .........     (1,527)     1,321     (3,033)     3,685

 Pretax margin..........     (12.9%)      9.8%      (8.1%)      9.5%

Consolidated insurance
ratios:
 Loss ratio.............     105.8%      69.3%      87.5%      71.7%
 Expense ratio..........      39.8%      42.9%      33.1%      38.3%
 Combined ratio.........     145.6%     112.2%     120.6%     110.0%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997.

    Revenues.  Gross  premiums  written  increased  by   18.2%   to
$362,932,000 for the nine months ended September 30, 1998 from $306,948,000 for the 1997 period. Net premiums written increased by 19.6% to $291,396,000 from $243,717,000, and net premiums earned
increased  by  25.8%  to $255,104,000 from $202,753,000.   For  the
three months ended September 30, 1998 gross premiums written increased by 35.5% to $82,086,000 from $60,559,000, net premiums written increased by 41.8% to $66,966,000 from $47,238,000 and net premiums earned increased by 29.1% to $77,467,000 from $59,994,000.

   Medical malpractice premiums earned increased by 32.7% to $152,350,000 for the nine months ended September 30, 1998 from
$114,789,000 for the 1997 period and increased by 8.3% to $42,114,000 from $38,904,000 for three months ended September 30, 1998 compared to the prior year. International premiums earned increased 10.9% to $93,314,000 for the nine months ended September 30, 1998 from $84,132,000 for the 1997 period and increased by 65.6% to $32,599,000 from $19,684,000 for the three month period. Life and health premiums earned increased by 146.3%, to $9,440,000 for the nine months ended September 30, 1998 from $3,832,000 for the 1997 period and increased by 95.9% to $2,754,000 from $1,406,000 for the three month period. The Company's written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as for prior acts coverage for new insureds. During the first nine months of 1998, the Company's medical malpractice premiums earned included $32,118,000 in such one time premiums, an increase of $25,836,000 in one-time premiums from the first nine months of 1997. The increase in international earned premiums for the three and nine months was primarily due to a downward adjustment made to prior premium estimates in the third quarter 1997.

   Consulting and fee income decreased 4.1% to $37,226,000 for the nine months ended September 30, 1998 from $38,800,000 for the 1997 period and decreased by 12.1% to $11,853,000 from $13,492,000 for the three month period.

  Net investment income was unchanged at $57,110,000 for the nine months ended September 30, 1998 compared to $57,215,000 for the 1997 period and decreased 4.3% to $19,372,000 compared to $20,235,000 for the three month period. For the three and nine month periods, the Company had net realized gains on investments of $957,000 and $1,990,000 in 1998 compared to $649,000 and $1,619,000 respectively, in 1997.

  Losses and expenses. Losses and loss adjustment expenses ("LAE") increased by 53.6% to $223,293,000 for the nine months ended September 30, 1998 from $145,343,000 for the 1997 period and increased by 97.2% to $81,981,000 from $41,576,000 for the three month period. Medical malpractice liability losses and LAE increased by 61.9% to $153,232,000 for the nine months from $94,649,000 for the 1997 period and increased by 69.6% to $55,221,000 from $32,555,000 for the three month period. Medical malpractice losses and LAE increased due to unfavorable loss experience recognized in the third quarter 1998 of approximately $17,500,000. This charge related to adverse reserve development from two specific but small areas of the Company's domestic insurance operations: long-term care and a disparate group of clinic clients. The increase in medical malpractice losses and LAE for the nine month period also includes losses related to an increase in one-time premiums in the first quarter 1998 which were booked at a higher loss ratio than the core medical malpractice business. International losses and LAE increased 30.7% in the nine month period to $62,498,000 from $47,836,000 in the 1997 period and increased by 187.6% to $24,233,000 from $8,427,000 for the three month period. During the third quarter of 1998, international losses and LAE include a $3,300,000 provision for claims related to asbestos exposures written in prior years as well as a provision for claims of $1,000,000 related to Hurricane Georges. International losses and LAE were impacted in the third quarter of 1997 as a result of the revision in premium estimates discussed previously. Life and health losses and LAE increased to $7,563,000 from $2,858,000 for the nine months. This increase is due to an increase in premiums earned in 1998. The consolidated loss ratio increased to 87.5% from 71.7% for the respective nine month periods and increased to 105.8% from 69.3% for the three month periods due to reserve strengthening in the medical malpractice and international lines of business as well as a higher loss ratio associated with the one-time premiums.

  Insurance and administrative expenses increased by 8.3% to $117,299,000 for the nine months ended September 30, 1998 from
$108,297,000 for the 1997 period and increased by 15.1% to $41,754,000 from $36,284,000 for the three month period. This increase is principally due to increased acquisition costs and taxes related to higher levels of premiums in the current year as well as higher expenses related to the consulting segment.

  Interest  expense increased by 63.3% to $7,388,000 for  the  nine months ended September 30, 1998 from $4,523,000 for the 1997 period and increased by 55.0% to $2,491,000 from $1,607,000 for the three month period, due to an increase in debt outstanding as well as an increase in the interest rate on the debt. Debt outstanding totaled $118,778,000 at September 30, 1998 compared to $118,724,000 at December 31, 1997 and $103,000,000 at  September 30, 1997.

  Income taxes. The Company recorded an income tax credit of $726,000 for the nine months ended September 30, 1998 compared to a provision of $8,287,000 for the 1997 period and for the three month period recorded a credit of $3,574,000 in 1998 compared to a provision of $2,673,000 in the prior year. Income taxes decreased for the three and nine months due to a pre-tax loss in the third quarter and lower pre-tax income for the nine months compared to the prior year.

   Net income. Net income decreased by 87.6% to $4,176,000 for the nine months ended September 30, 1998 from $33,670,000 for the 1997 period and decreased to a net loss of $13,003,000 in the third quarter of 1998 compared to net income of $12,230,000 in 1997. The decrease in net income is principally a result of adverse reserve development from the medical malpractice and international lines of business recorded in the third quarter 1998.

   Net income per share. Diluted net income per common and common equivalent share decreased to $.22 for the nine months ended September 30, 1998 from $1.73 for the 1997 period. For the three months ended September 30, diluted net loss per share was $.69 in 1998 compared to net income per share of $.63 in 1997.


Liquidity And Capital Resources

  As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the nine month periods ended September 30, 1998 and September 30, 1997, the Company received dividends of $4,500,000 and $8,250,000, respectively, from its subsidiaries. The Company received management fees from its subsidiaries of $18,038,000 for the nine months ended September 30, 1998, compared to $20,413,000 in 1997.

  On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

  Cash provided by operating activities was $46,442,000 for the nine months ended September 30, 1998 compared with cash used of $8,440,000 for the nine months ended September 30, 1997. Because of variability related to the amount and timing of payment of claims and collection of premiums and fees, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

  Cash used by investing activities was $42,354,000 for the nine months ended September 30, 1998 compared to cash provided of $705,000 for the nine months ended September 30, 1997.

    Cash used by financing activities was $3,297,000 for the nine months ended September 30, 1998 compared to cash provided of $6,550,000 for the nine months ended September 30, 1997.

   The Company invests primarily in investment grade fixed income securities and also preferred stocks. The estimated fair value of preferred stocks was 4.5% of fair value of total invested assets as of September 30 1998. The estimated fair value of the Company's investment portfolio was $1,284,273,000 as of September 30, 1998 compared to $1,230,800,000 as of December 31, 1997. The September 30, 1998 amount includes net unrealized gains of $52,270,000 which represents the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Net unrealized gains as of December 31, 1997 were $37,144,000. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses.

Short-term investments totaled $61,613,000 or 4.8% of invested assets at September 30, 1998. The Company believes that all of its invested assets are readily marketable.

    Long-term   debt  consisting  of  Capital  Securities   totaled
$118,778,000 at September 30, 1998. This amount relates to the Company's $125,000,000 of 30-year, non-callable Capital Securities issued in December, 1997.

  Stockholders' equity was $411,516,000 as of September 30, 1998 compared to $399,002,000 as of December 31, 1997. Dividends to stockholders were $4,558,000 for the nine months ended September 30, 1998.

Year 2000

  The Company has implemented an enterprise-wide plan to address Year 2000 ("Y2K") issues across all of its technology platforms as well as to reasonably assure that its critical business partners are prepared for business continuity.

   The phases of the Company's work plan are assessment, role definitions, inventory and analysis, coding, testing and implementation/confirmation. The majority of system modifications and conversions have been completed. The Company is working closely with its business partners and suppliers to ensure alignment in addressing the Y2K issue.

   MMI has completed the modifications, testing and implementation of its main insurance and financial systems, making these applications Y2K compliant. Additionally, system-wide Y2K simulations are scheduled throughout 1999. The cost to address Y2K issues is expected to be less than $600,000, and is being expensed as incurred. Costs associated with Year 2000 were $150,000 in the third quarter of 1998 and have totaled $425,000 to date.

     A.   State of Readiness:

          The Company has thoroughly completed the assessment, role definition and inventory and analysis phases which encompass hardware, software (third party and internally developed), embedded technologies, and non-IT systems.

          The majority of identified critical internally developed information technologies (IT) have been modified, tested and implemented. The remaining systems are scheduled for testing or implementation during the fourth quarter of 1998.

          The Company is addressing Y2K compliance of third party IT vendors through a combination of written correspondence and internal testing. All identified critical third party IT vendors have been contacted and asked to document compliance. All Y2K compliance by material third party vendors has been either internally tested by MMI or documented by the third party. MMI is currently planning the implementation for any necessary modifications based on vendor comments.

          The Company has contacted related non-IT parties to ensure Y2K compliance. The Company believes failure of non-IT systems would not have a material effect on the Company's operations.

     B.   Material Third Party Relationships:

          The Company relies on continued normal operations of entities such as brokers, reinsurers, banks, money managers and benefit plan administrators. Diligent action is underway to ensure alignment with these business partners, even though disruption relating to these institutions would not have a material effect on operations or financial performance.

     C.   Contingency Plans:

          MMI plans to leverage existing disaster recovery plans relating to technology and business continuity. Both sets of plans will be reviewed in 1999 as to their application to the Y2K issue.

     D.   Other:

          MMI has conducted a comprehensive review of its underwriting guidelines and will, where appropriate, exclude Y2K exposures. MMI believes, as a basic principle of insurance, that non-fortuitous losses are not covered under its policies of insurance even without specific exclusions. With respect to its domestic insurance operations, if underwriting reveals an acceptable risk, an endorsement will be attached that affirmatively grants Y2K coverage under the professional liability coverage part and excludes Y2K under the general liability coverage part. With respect to reinsurance contracts, it is unusual to apply specific Y2K exclusions to these contracts and there may or may not be such exclusions in the original policies, depending on exposure, class of service or industry, and original coverage. For these reasons, MMI believes that its exposure to Y2K claims is not material. However, because of lack of legal precedent, it is impossible to predict what, if any, exposure insurance companies may ultimately have for Y2K claims whether coverage for the issue is specifically excluded or included.

     E.   Forward-Looking Information

          Certain matters referred to above regarding Y2K contain forward-looking statements that involve risks and uncertainties. In particular, the general business community's readiness for the Y2K and the Company's potential underwriting exposure to Y2K claims are difficult to predict. To that extent, MMI claims the protection of the disclosure liability safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.




                   PART II.  OTHER INFORMATION

Item 5.  Other Information

 As of September 24, 1998, the Company and the Rights Agent amended and restated the Shareholder Rights Plan to (i) eliminate the term "Continuing Directors" and all provisions which required that certain actions be taken only by Continuing Directors, and (ii) delete Section 23 (c) which provided that the Rights may not be redeemed for 180 days following a change in a majority of the Board either by election in which such majority was not nominated by the Board, or by a consent solicitation.

  On November 5, 1998, the Company issued a news announcement reporting a net loss per share for the third quarter, 1998 of $0.67. The Company subsequently revised the number of anti-dilutive common stock equivalents which resulted in a net loss per share of $0.69 for the third quarter.



Item 6.  Exhibits and Reports on Form 8-K

  A.    Exhibits

     4.2 Amended and Restated Rights Agreement dated as of September 24, 1998 between MMI Companies, Inc. and ChaseMellon Shareholder Services L.L.C. (Incorporated by reference to Exhibit 99.1 to MMI Companies, Inc. Amendment No. 1 to Form 8-A filed November 6, 1998.)

     27.   Financial Data Schedule.


  B. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MMI Companies,Inc.
                                        (Registrant)



Date: November 12, 1998                 /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer



Date: November 12, 1998                 /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer