Form 10-K
period 1998-12-31
MMI COMPANIES INC
filed 1999-03-24
CIK 767308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the fiscal year ended: December 31, 1998.

                                  or

/ /   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
      For the transition period from to to .

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

       Common Stock, $0.10 par value;            New York Stock Exchange
     7 5/8% Series B Capital Securities                   None
           (Title of each class)             (Name of each exchange on which
                                                       registered)

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $273,130,883 as of February 26, 1999. The aggregate number of the Registrant's $0.10 par value Common Stock shares outstanding on February 26, 1999 was 19,001,082.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on April 22, 1999 are incorporated by reference into
Part III of this report.

                      Exhibit index is located on page 56.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

INTRODUCTION

    MMI Companies, Inc. (together with its subsidiaries, the "Company"or "MMI") provides insurance products and related specialized services in two principal markets: the United States healthcare industry and international insurance and reinsurance markets.

    Domestically, the Company offers specialized medical malpractice insurance products and consulting services that are designed to assist healthcare providers manage the cost and quality of care. The Company integrates its professional liability insurance with certain of its fee-based risk management services and does not offer such insurance or that set of risk management services on a stand-alone basis. Accordingly, insurance clients are required to purchase a specific set of risk modification services consisting of consulting, education and information in order to have access to the Company's professional liability coverage. In addition, the Company offers a variety of other consulting and fee-based services to healthcare providers, including strategic and management consulting, employee relations consulting, risk management services, property and casualty claims management, healthcare credentials verification services and billing, compliance and reimbursement services.

    Internationally, the Company operates as a specialty casualty and property reinsurer and insurer operating in the London-based reinsurance and insurance market (the "London Market"), primarily through its subsidiary, Unionamerica Insurance Company Limited (together with its affiliates, "Unionamerica"). Unionamerica's core businesses are professional liability reinsurance, including malpractice reinsurance for healthcare providers, as well as lawyers and other professionals, and reinsurance and insurance for a variety of property and casualty risks. Of Unionamerica's insurance gross premiums written, approximately 85% are generated in the U.S.

HISTORY

    The Company was formed in 1983 to write medical malpractice insurance and provide risk management services for hospitals and physicians in the United States. Since the initial public offering of its Common Stock in 1993, the Company has, through acquisitions and internal growth, substantially increased its insurance assets and capital, the breadth of its products and services and its capacity to deliver them. The Company has acquired insurance and reinsurance, strategic management consulting, employee relations consulting, credentials verification services, and property and casualty claims management businesses and integrated them into its operations. It also developed additional services to assist healthcare providers manage their business operations. In December 1997, the Company acquired Unionamerica.

    Unionamerica was founded in 1971. Since 1996, Unionamerica has acquired interests in Lloyd's dedicated corporate capital vehicles, a Lloyd's managing agency, a London market agency specializing in European Union medical malpractice, and a Dutch auto insurance program.

BUSINESS SEGMENTS

    The Company's business is organized into three reportable segments: domestic insurance, international insurance, and consulting and fee services.

    The following tables set forth the Company's revenues and income before income taxes, by segment, over the past three years. Certain net premiums earned have been reclassified in the international insurance segment in 1997. This reclassification had no effect on pre-tax income.

                              REVENUES BY SEGMENT
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Domestic insurance segment:
  Net premiums earned.........................................................  $  210,506  $  159,579  $  164,409
  Net investment income.......................................................      49,103      47,171      44,274
                                                                                ----------  ----------  ----------
                                                                                   259,609     206,750     208,683

International insurance segment:
  Net premiums earned.........................................................     136,229     127,918     116,982
  Net investment income.......................................................      27,453      28,319      29,407
                                                                                ----------  ----------  ----------
                                                                                   163,682     156,237     146,389

Consulting and fee segment....................................................      48,924      51,626      34,535

Net realized gains (losses) on investments....................................       2,678       2,182        (890)
                                                                                ----------  ----------  ----------
      Total revenues..........................................................  $  474,893  $  416,795  $  388,717
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

             INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                       AND EXTRAORDINARY LOSS BY SEGMENT
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Domestic insurance segment....................................................  $   (3,866) $   21,113  $   24,120
International insurance segment (1)...........................................      17,064      16,451      29,330
Consulting and fee segment....................................................      (4,348)      4,570       2,889
                                                                                ----------  ----------  ----------
      Segment income..........................................................       8,850      42,134      56,339
Net realized gains (losses) on investments....................................       2,678       2,182        (890)
                                                                                ----------  ----------  ----------
      Income from continuing operations before income taxes and extraordinary
        loss..................................................................  $   11,528  $   44,316  $   55,449
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

------------------------

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

    The Company believes that the healthcare business environment requires providers and networks to address related business, clinical and insurance risks, and the Company has developed a comprehensive set of insurance products and consulting and fee-based services designed to assist healthcare providers address these issues. These products and services have been developed both internally and through acquisition.

PRODUCTS

    The Company's insurance products include professional liability insurance for hospitals and healthcare systems, physicians and allied healthcare professionals, as well as assumed reinsurance, and life and health insurance, written principally by American Continental Insurance Company ("ACIC"), the Company's primary domestic insurance subsidiary. According to A.M. Best, the Company was the ninth largest writer of medical malpractice insurance in the United States in 1997, based on direct premiums written.

    HOSPITALS AND HEALTHCARE SYSTEMS. The Company writes primary, umbrella and excess liability insurance for hospitals and healthcare systems. The Company has capacity to write policy limits to $51.0 million and obtains reinsurance for losses in excess of $3.0 million, subject to an annual aggregate reinsurance deductible of $8.0 million. The Company's liability insurance is written primarily on a claims-made basis. Pricing of healthcare system insurance is strongly influenced by the loss experience of the insured, which provides incentive for the client to adopt and adhere to sound risk management policies.

    PHYSICIANS AND ALLIED HEALTHCARE PROFESSIONALS. The Company underwrites physician groups and physicians that are employed by or affiliated with insured hospitals or clinics, and locum tenens organizations. The Company writes both primary and excess policies primarily on a claims-made basis and has capacity to write policy limits of up to $5.0 million per occurrence with a $7.0 million aggregate policy limit. The Company cedes to reinsurers 100% of losses in excess of $500,000 per claim. The Company's maximum exposure on any single occurrence involving more than one insured is $750,000. Although physicians are underwritten individually by the Company, pricing for all physician group business is influenced by the experience of the insured physician group. The Company believes that this approach to pricing and the review by group members improves the physician underwriting process.

DISTRIBUTION

    The Company believes that a close working relationship with its healthcare industry clients is essential and consequently markets its products and services directly and through insurance brokers where such a close client relationship can be created and maintained. The Company markets nationally and has regional insurance offices in Deerfield, Illinois; Atlanta, Georgia; and San Francisco, California. The Company also has several small offices in locations where specialized services are provided to clients. The Company has insurance licenses in 50 states and the District of Columbia. In 1998, the five largest states in terms of medical malpractice direct written premium by the Company were Illinois, Florida, California, Texas and Tennessee which together accounted for approximately 45% of the Company's direct written premium.

UNDERWRITING

    The Company has a select risk underwriting philosophy and its account management team approach supports the underwriting process. Clinical risk management consultants prepare reports regarding potential new business and provide site visit reports, risk assessments and recommendations, as well as statistical reports regarding risk management programs for renewal business. The Company's risk management consultants conduct a pre-acquisition process to determine the degree to which clients have processes in place to assess and manage risk. Claims managers and underwriters evaluate a minimum of five years of loss history and reserve data, and underwriters require detailed historical exposure data and three years of financial information. The Company's underwriters perform a complete underwriting evaluation for every new and renewal applicant and determine premiums and coverage provisions when an insurance quotation is issued.

CLAIMS

    The Company's approach to claims management utilizes highly experienced multi-disciplinary teams and early clinical evaluation. The Company believes that this approach allows it to assess claims more accurately and manage them to resolution more efficiently. Clinical resource work groups are a key component of claims management for the Company. Each regional work group meets four times a year and includes several prominent physicians affiliated with insured healthcare institutions and the Company's Medical Director and legal, claims, risk and underwriting personnel. The work groups review and evaluate clinical, standard of care, causation and risk management issues relating to new claims.

    The Company emphasizes early evaluation and management of claims. Claims professionals are required to complete a full evaluation and reserving of claims within nine months of the filing of a claim. The claims department conducts major case reviews in each region semi-annually. Cases reviewed include those reserved at or above $250,000 and for all obstetric claims. The major case review process ensures ongoing senior management involvement for all large exposure claims. The Company works closely with its defense counsel to develop case strategies and participate in litigation of claims. Claims professionals attend case conferences and trials and maintain an expert witness data bank. When necessary, medical consultants are retained to assist in defense of claims. Litigation management and structured settlement specialists participate in case strategies and mediation to minimize ultimate claim costs.

    The Company seeks a cooperative working relationship with client risk managers. Claims professionals are assigned responsibility for claim activity on an account basis, working closely with underwriters and risk management consultants also assigned to these accounts. Claims professionals routinely conduct phone consultations with client risk managers regarding specific cases and perform claim audits regularly. This working relationship and open communication is critical for the Company to identify incidents that may result in claims and assists the Company in evaluating and responding to claims expeditiously.

CONSULTING AND FEE SEGMENT

    The Company's consulting and fee segment consists of its clinical risk management services, which are closely linked with its domestic insurance operations, as well as management consulting, employee relations consulting, property and casualty claims administration, healthcare credentials verification, and billing, compliance and reimbursement businesses.

HEALTHCARE RISK SERVICES

    The Company provides fee-based services designed to help its customers increase revenues, reduce cost and improve the quality of healthcare provided. Since its inception in 1983, the Company has required that its insurance clients purchase certain of its risk modification programs, educational programs and information services as a condition to obtaining its insurance coverage.

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

    The Company's specialized clinical risk modification programs seek to contribute to the quality of patient care by improving clinical practices, thereby reducing loss exposures and incurred losses, and improving clinical outcomes. The Company requires that healthcare systems continually review clinical practices and submit clinical indicator data monthly. These data measure the insureds' degree of compliance with the guidelines that have been developed by national work groups of physicians and other medical professionals working under the sponsorship of the Company. These data comprise a comparative database of practice and outcome indicators that has been maintained since 1985. Insured institutions must also establish procedures for internal clinical and risk management review of cases, furnish reports and make available patient records, case review summaries and other material requested to support the evaluation of their risk management activity. The delivery of these services to an insured is accomplished through a combination of consultation, education and information services and programs.

PROPERTY AND CASUALTY CLAIMS ADMINISTRATION

    The Company provides professional liability, workers compensation and other property and casualty claims administration services designed to assist healthcare and other organizations to manage self-insured retentions. The Company believes that in the future, consolidating healthcare organizations will have increased financial capacity and will seek to retain liability exposures through increased deductibles and self-insured retentions. This trend represents an opportunity for the Company to provide a highly specialized service to healthcare providers on an outsourced basis.

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

EMPLOYEE RELATIONS CONSULTING

    The Company provides employee relations and human resource consulting services to healthcare organizations. The Company believes that human resource and compensation issues will take on increased importance as healthcare organizations continue to consolidate and evolve. Principal services provided include labor relations consulting, compensation consulting, employee opinion surveys and executive search services.

BILLING, COMPLIANCE AND REIMBURSEMENT SERVICES

    The Company provides services that help hospitals, physicians and integrated healthcare organizations capture and report accurate and timely information on patient care. These services are designed to assure healthcare providers that billing and reimbursement is appropriate for service rendered.

INTERNATIONAL INSURANCE SEGMENT

    Internationally, the Company operates as a specialty casualty and property reinsurer and insurer operating in the London Market, primarily through its subsidiary, Unionamerica. Unionamerica's core businesses are professional liability reinsurance, including malpractice reinsurance for healthcare providers, as well as lawyers and other professionals, and reinsurance and insurance for a variety of property and casualty risks.

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

    CASUALTY. The core casualty lines written by the Company are professional indemnity and single industry and/or single state third-party risks coverages. The Company writes these lines both on a treaty and a facultative reinsurance basis as well as on a primary insurance basis. The Company's focus on these lines is a natural outgrowth of its underwriting philosophy, in that these coverages are predominantly written on a claims-made basis for accounts with clearly-defined exposure parameters, which generally permit more accurate pricing than do accounts which consist of casualty exposures arising in a number of different geographic locations or across a range of industries. Casualty gross premiums written totaled $111.5 million, or 68% of international premiums in 1998.

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

    The largest component of the Company's casualty treaty reinsurance business is its professional indemnity line, which includes primarily medical malpractice and hospital indemnity reinsurance business. The Company's experience and reputation in the U.S. in the general area of medical malpractice has enabled it to develop successfully similar lines of U.S. business for, among others, lawyers, architects, engineers, accountants and insurance agents as well as a few specialized sources for D&O business. The insured risks under these treaties are typically associations of small professional partnerships, many of which have memberships that are limited to a specific state or other defined geographical areas in the United States.

    The main component of the Company's casualty direct and facultative business is U.S. primary casualty business underwritten on a surplus lines basis through carefully selected managing general agents. Such business consists of insurance for small commercial risks, such as restaurants, other commercial properties and small contractors, as well as a number of individual programs.

    PROPERTY. The Company's property reinsurance and insurance business totaled $33.9 million, or 21% of international gross premiums written in 1998. The volume and type of property business written varies from year to year depending on the state of the market in the United States, London and elsewhere.

    The Company's property treaty book consists of catastrophe and general risk coverages. These coverages are primarily written on an excess of loss basis, although some proportional treaties are also written where historical results and the quality of information provided by the reinsured justify doing so. This book covers both U.S. and international business. This book consists of approximately half each U.S. exposures and international exposures, predominately in the U.K. and Northern Europe and Japan (excluding earthquake). In its underwriting, the Company seeks to limit its maximum exposure to any catastrophe in defined geographic areas of the United States and specific catastrophe regions elsewhere.

    Property direct and facultative business comprises individual non-marine property and automobile physical damage risks, mainly written on an excess and surplus lines basis through selected managing general agents. The vast majority of this business originates from North America.

    LLOYDS. The Company's majority investment in Jago Capital Limited ("JCL"), which provided 16% of capacity for Lloyd's Non-Marine Syndicate 205, produced gross premiums written of $24.3 million in 1998. JCL's share of Syndicate 205's 1999 capacity has been increased to 26%.

    In 1998, the Company made a significant minority investment in MarketForm, a London Market agency specializing in medical professional liability insurance. The Company formed Lloyd's Syndicate 2468, in which it has a 95% participation, to underwrite such insurance in 1999.

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

UNDERWRITING

    The Company believes that its core professional indemnity and single industry and/or single state risks businesses require a high level of technical underwriting skills and judgment in order to price risks appropriately. Members of the Company's underwriting team have an average of 15 years' experience as underwriters with the Company. Before joining the Company, most of them were London Market brokers, an experience that has given them an understanding of the business acquisition process from both the broker's and the underwriter's perspective.

    A key element of the Company's strategy is its ability, primarily as a result of the length of service and reputation of its underwriting team in the London Market, to be one of a limited number of reinsurers involved in the negotiation of the terms and pricing of nearly all of the specialty casualty business in which it participates, thereby functioning, in London Market terminology, as a "lead". Such involvement allows the Company to gain the most advantage from its underwriting expertise. As a result, the Company is presented with opportunities to participate in a high percentage of the reinsurance programs in its specialized lines of business which are brought to the London Market. In addition, the Company also has the opportunity to subscribe for a larger percentage of each of such risks than reinsurers without such expertise.

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

RESERVES

    The Company establishes policy liabilities based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates include two components: case reserves and non-case reserves. Case reserves are estimates of future losses and loss adjustment expenses (LAE) for reported claims. Non-case reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) actuarially estimated ultimate incurred losses. Ultimate incurred losses are an actuarially determined estimate of total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims including amounts already paid.

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

    The following tables present the development of liability for property and casualty reserves net of and before reinsurance for the calendar years 1989 through 1998. The amounts shown for each year on the top line of the table represent the Company's estimate of its liability for future payments of losses and LAE as of the date as originally reported. The upper portion of the table represents a re-estimate of the original liability at the end of each succeeding period, followed by a line indicating the change from the original estimate to the most current re-estimate. The lower portion of the table represents the cumulative amount of the original liability that has been paid in the succeeding years.

      ANALYSIS OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                    1989       1990       1991       1992       1993       1994       1995       1996       1997
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Liability for unpaid losses
  and LAE; gross................                                              $1,008,114 $ 993,957  $1,182,431 $1,141,697 $1,115,342
Deduct reinsurance
  receivables...................                                                310,190    292,751    263,934    241,270    263,401
                                                                              ---------  ---------  ---------  ---------  ---------
Liability for unpaid losses and
  LAE, net......................  $ 511,451  $ 547,993  $ 616,003  $ 644,881    697,924    701,206    918,497    900,427    851,941
Liability re-estimated as of:
  One year later................    528,216    541,904    616,880    645,937    695,113    699,294    908,855    886,742    873,232
  Two years later...............    524,397    552,882    606,952    641,382    694,590    693,639    897,436    905,397
  Three years later.............    511,236    538,867    591,608    634,813    680,453    658,184    892,263
  Four years later..............    499,258    524,345    593,996    614,590    645,797    645,379
  Five years later..............    494,777    524,664    576,630    586,693    641,988
  Six years later...............    501,074    515,775    562,064    584,379
  Seven years later.............    497,157    502,340    565,831
  Eight years later.............    487,165    506,336
  Nine years later..............    491,300
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cumulative redundancy
  (deficiency), net.............  $  20,151  $  41,657  $  50,172  $  60,502  $  55,936  $  55,827  $  26,234  $  (4,970) $ (21,291)
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cumulative net liability paid as
  of:
  One year later................  $ 106,555  $ 103,849  $ 145,215  $ 123,719  $ 176,319  $ 162,844  $ 204,693  $ 228,561  $ 251,496
  Two years later...............    167,806    201,336    235,776    251,331    309,933    320,828    385,497    416,915
  Three years later.............    257,924    264,043    323,344    349,441    427,157    356,676    519,638
  Four years later..............    305,337    331,625    394,961    416,852    428,801    434,506
  Five years later..............    352,998    381,599    445,555    412,083    489,069
  Six years later...............    386,223    418,146    424,741    457,215
  Seven years later.............    413,270    394,665    458,498
  Eight years later.............    390,466    414,743
  Nine years later..............    402,889

                                    1998
                                  ---------
Liability for unpaid losses
  and LAE; gross................  $1,156,817
Deduct reinsurance
  receivables...................    293,284
                                  ---------
Liability for unpaid losses and
  LAE, net......................    863,533
Liability re-estimated as of:
  One year later................
  Two years later...............
  Three years later.............
  Four years later..............
  Five years later..............
  Six years later...............
  Seven years later.............
  Eight years later.............
  Nine years later..............
Cumulative redundancy
  (deficiency), net.............
Cumulative net liability paid as
  of:
  One year later................
  Two years later...............
  Three years later.............
  Four years later..............
  Five years later..............
  Six years later...............
  Seven years later.............
  Eight years later.............
  Nine years later..............

     ANALYSIS OF GROSS LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                             ----------------------------------------------------------------------------------
                                 1993          1994          1995          1996          1997          1998
                             ------------  ------------  ------------  ------------  ------------  ------------
Liability for unpaid losses
 and LAE, gross............  $  1,008,114  $    993,957  $  1,182,431  $  1,141,697  $  1,115,342  $  1,156,817
Liability re-estimated as
 of:
  One year later...........       994,427     1,030,558     1,163,423     1,130,976     1,159,656
  Two years later..........     1,034,565     1,015,670     1,148,545     1,157,271
  Three years later........     1,019,160       972,955     1,152,790
  Four years later.........       979,057       971,098
  Five years later.........       984,271
                             ------------  ------------  ------------  ------------  ------------
Cumulative redundancy
 (deficiency), gross.......  $     23,843  $     22,859  $     29,641  $    (15,574) $    (44,314)
                             ------------  ------------  ------------  ------------  ------------
                             ------------  ------------  ------------  ------------  ------------

Cumulative gross liability
 paid as of:
  One year later...........  $    212,816  $    210,685  $    256,518  $    268,771  $    287,632
  Two years later..........       390,049       411,583       463,042       490,995
  Three years later........       549,149       458,046       622,030
  Four years later.........       556,409       559,059
  Five years later.........       637,655

    In evaluating the information in the tables above, it should be noted that each column includes the effects of changes in amounts for prior periods. The tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables. In 1998, during the third quarter the Company strengthened loss and LAE reserves on its domestic and international insurance segments. The strengthening was confined to three specific areas of operations: long-term care and a disparate group of clinic accounts for the domestic insurance segment and asbestos exposures in the international insurance segment. The reserve deficiencies indicated in the 1996 and 1997 columns are principally the result of these actions. See Note 7 to the Consolidated Financial Statements for additional information on incurred and paid losses and LAE.

    The following table presents a reconciliation of reserves of the Company's property and casualty operations in accordance with statutory accounting practices ("SAP") with reserves reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1998.

               RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES
                                 (IN THOUSANDS)

Liability for losses and LAE on a SAP basis.......................  $ 530,733
Add:
  Unionamerica....................................................    309,404
  Other...........................................................     23,396
                                                                    ---------
Liability for losses and LAE on a GAAP basis (net of reinsurance receivables of $293,284).........................................  $ 863,533
                                                                    ---------
                                                                    ---------

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

DOMESTIC INSURANCE OPERATIONS

    For its hospital medical malpractice insurance business, the Company has reinsurance capacity to write policy limits to $51.0 million. The Company has reinsurance for all losses in excess of $3.0 million per occurrence subject to an $8.0 million aggregate annual deductible. The Company provides for its estimated liability relating to this deductible in loss reserves. For its physician business, the Company has reinsurance capacity to write policy limits up to $5.0 million per claim with a $7.0 million annual aggregate limit. The Company has reinsurance for losses in excess of $500,000 per claim and $750,000 for occurrences involving more than one claim. For its group life insurance business, the Company has reinsurance for losses in excess of $50,000 per life and for excess medical expense business, the Company cedes 70% of the premiums and losses for policy limits of $1.0 million per occurrence and $2.0 million in the aggregate.

    The Company's Vetting Committee evaluates the credit risk associated with every reinsurer and reports its findings to the Audit Committee of the Board of Directors. The Board of Directors has substantially increased the Company's creditworthiness standards for reinsurers over the past several years. For new reinsurers, the standards require minimum capital and surplus of $125.0 million and one of the following ratings: at least A- or better from A.M. Best, Claims Paying Ability rating from Standard & Poor's of at least A or a S&P Insurance Solvency International rating of at least A.

INTERNATIONAL INSURANCE OPERATIONS

    In 1998 and 1999 to date, the Company has limited its maximum exposure to any one casualty loss (after the benefit of any automatic or individual facultative reinsurance but before the benefit of treaty reinsurance) in respect of any single casualty reinsurance or insurance cedant by line of business to $2.0 million. In addition, the Company purchases treaty reinsurance in order to reduce its exposure both to individual insured losses and to multiple insured losses arising out of one loss event. The reinsurance program currently purchased provides a maximum of $9.675 million of coverage exceeding a $325,000 retention by the Company for 1998, and $9.65 million exceeding a retention of $350,000 by the Company for 1999 for each insured loss or loss event. This program is purchased in several layers, with such layers having varied maximum recoverable provisions.

    In its property business, the Company seeks to limit its maximum exposure before reinsurance both on any one risk and in any one geographic region. In 1998, the maximum gross exposure (except for trucking terminal automobile fire theft and collision ("FTC") business) on any one direct or facultative property risk is limited to $500,000. In the case of trucking terminal FTC business, the maximum gross exposure for any one terminal is $1.0 million.

    The Company purchases catastrophe reinsurance protecting its U.S. direct and facultative property binding authority account. For 1998 and 1999, the Company purchased two layers of coverage, collectively totaling a maximum of $3.0 million of protection in excess of a $1.0 million retention by the Company on an each loss basis, with each layer having one reinstatement. Within this band of coverage, the Company retains net an amount of $150,000 in co-reinsurance.

    In addition, the Company also purchases catastrophe reinsurance protecting its entire U.S. property account (including property treaty as well as direct and facultative business). For 1998 and 1999, the Company purchased such catastrophe coverage in several layers, collectively totaling a maximum of $8.3 million of protection in excess of a retention of $1.5 million on an each loss basis. Within this band of coverage the Company retains net an amount of

$340,000 in co-reinsurance. Each such layer purchased permits a maximum of one reinstatement. Furthermore, the Company protects itself against frequency of catastrophe loss by buying additional coverage against the possibility of it experiencing a number of losses retained under its $1.5 million retention under the Company's principal catastrophe reinsurance coverage described above. This "frequency of loss" coverage provides the Company with: (a) $500,000 of coverage above a $625,000 retention on each loss, but only after an aggregate of $750,000 in losses to the layer between $500,000 and $1.0 million have been borne by the Company; and (b) $1.0 million of coverage above a $1.0 million retention on each loss, but only after an aggregate of $1.5 million in losses to the layer between $1.0 million and $2.0 million have been borne by the Company. The only change to the above for 1999 relates to the "frequency of loss" coverage. The aggregate amount to be borne by the Company under (a) has been amended from $625,000 to $500,000 in losses to the layer between $500,000 and $1.0 million. Likewise under (b) the aggregate amount to be borne by the Company has been amended from $1.5 million to $1.0 million in losses to the layer between $1.0 million and $2.0 million. Each of the "frequency of loss" protections has one reinstatement.

    The Company estimates that its maximum gross exposure in respect of all of its property coverages with respect to a catastrophe in any one of four U.S. geographic regions (Northeast, Southeast, West Coast and Mid-West) is approximately $22.0 million before reinsurance, reinstatement premiums and tax benefits, which management believes the Company would not experience except in connection with a catastrophe producing total insured losses in excess of those produced by Hurricane Andrew (which produced the largest insured loss in history). Therefore, the Company estimates that its maximum net exposure to any such catastrophe would be significantly less than $22.0 million, since it would have $10.8 million in catastrophe reinsurance recoverables, in addition to any reinstatement premiums. The Company would also receive tax benefits to it arising from the loss. The Company's estimate of its maximum gross exposure to a catastrophe in respect of all its U.S. property coverages was derived by adding together three components: (a) the total limits exposed in its catastrophe treaty business, subject to an adjustment to take account of nationwide treaty accounts; (b) for property non-catastrophe treaty business, a conservative proportion, based on the Company's experience, of the total limits exposed; and
(c) for direct and facultative business, an amount representing the largest exposure by geographic region, taking into account likely loss based on prevailing type of property construction and spread of risk. International, non-U.S. property risk is managed by using carefully controlled aggregate exposure limits for each designated geographical zone. The maximum aggregate exposure is monitored carefully to ensure that, despite its minimal reinsurance protection, it will not yield a catastrophe loss of more than $10.8 million. The Company would, however, receive the tax benefits arising from such a loss.

    The Company's Security Committee reviews the credit risk associated with each reinsurer and reports its findings to the Audit Committee. In conducting its evaluation of reinsurers, the Committee considers their capitalization, liquidity, operating and financial leverage as well as other factors.

    The following table sets forth ceded premiums for 1998 to principal reinsurers and retrocessionaires participating in the Company's reinsurance and retrocession program:

                                 CEDED PREMIUMS
                                 (IN THOUSANDS)

                                                                           CEDED      A.M. BEST
                                                                          PREMIUMS     RATING
                                                                         ----------  -----------
Reinsurer or retrocessionaire
Lloyd's Underwriters...................................................  $   14,334       A
Hannover Reinsurance Company...........................................      12,702      A+
CNA Reinsurance Company Limited........................................       5,694       A
ReliaStar Life Insurance Company.......................................       4,710      A+
National Reinsurance Company...........................................       4,650      A+
All others.............................................................      43,762
                                                                         ----------
Total..................................................................  $   85,852
                                                                         ----------
                                                                         ----------

    The following table sets forth the Company's principal reinsurers and retrocessionaires and reinsurance receivables with respect to paid and unpaid losses and LAE as of December 31, 1998.

                            REINSURANCE RECEIVABLES
                                 (IN THOUSANDS)

                                                                        REINSURANCE   A.M. BEST
                                                                        RECEIVABLES    RATING
                                                                        -----------  -----------
Reinsurer or retrocessionaire
Lloyd's Underwriters..................................................   $  55,656        A
Hannover Reinsurance Company..........................................      31,748       A+
National Reinsurance Company..........................................      26,738       A+
CIGNA Reinsurance Company.............................................      23,567       B+
Munich Reinsurance Company............................................      18,583       A++
All others                                                                 180,226
                                                                        -----------
Total.................................................................   $ 336,518
                                                                        -----------
                                                                        -----------

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

    In general, the investment policy of the Company is to maximize after-tax total return, subject to constraints on investment quality, maturity and liquidity. The Company's investment policy establishes a range for the appropriate allocation among asset classes. The precise allocation varies depending on an evaluation of the economic environment and on the Company's tax position. As of December 31, 1998, the securities in the Company's fixed income portfolio had an average rating of Aa3 as rated by Moody's Investors Services, Inc. ("Moody's"). Standard & Poor's Corporation ("S&P"), Duff & Phelps Inc. ("D&P") or Fitch Investors Service Inc. ("Fitch") ratings are used for securities not rated by Moody's.

    All fixed maturity and preferred stock securities are classified as available-for-sale and carried at fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported in stockholders' equity, and have no effect on net income.

    The Company's investment policy emphasizes quality and liquidity. The Company's current investment objective is to maximize current yield while preserving principal and maintaining liquidity. At December 31, 1998, 89% of the Company's $1.2 billion fixed maturity investment portfolio was invested in bonds rated "A" or higher by S&P or Moody's or issued by governmental bodies or agencies, and 71% was invested in bonds rated "AA" or higher or issued by such bodies or agencies. The Company's policy continues to be to attempt to match the durations and currency mix of its investments as closely as possible with those of its obligations. See Note 4 to the Consolidated Financial Statements.

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

    The Missouri and Illinois insurance laws and regulations impose restrictions on the amount of dividends that may be paid to stockholders by insurance companies domiciled in the respective states without prior approval of the Director of Insurance of such states. Collectively in 1999, dividend payments by the Domestic Insurance Subsidiaries to the Company without prior regulatory approval may not exceed $19.0 million.

    The Missouri and Illinois insurance laws and regulations impose a risk-based capital requirement for insurance companies that attempts to measure statutory capital and surplus needs based on the risks in a company's insurance business and investment portfolio. As of December 31, 1998, the surplus of each of the Domestic Insurance Subsidiaries exceeded their respective risk-based capital requirement under the standards.

    The National Association of Insurance Commissioners ("NAIC") annually calculates a number of financial ratios to assist regulators in monitoring the financial condition of insurance companies. In 1998, the ratios for ACIC, the Company's principal domestic insurance subsidiary fell within the "normal" range for all of the ratios.

INTERNATIONAL INSURANCE OPERATIONS

    AUTHORIZATION TO TRANSACT BUSINESS. Except as permitted under European Union law, no person may carry on an insurance business in the United Kingdom unless authorized to do so under the Insurance Companies Act 1982, as amended from time to time (the "1982 Act"). Authorization is obtained from HM Treasury Insurance Directorate

("HMTID"). The HMTID, in deciding whether to grant authorization, has broad discretion to act in the public interest and is required to determine whether the applicant is a fit and proper entity to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise and whether the criteria of sound and prudent management will be fulfilled with respect to the applicant. In connection with a company's authorization, the HMTID may impose such conditions as it sees fit relating to the operation of the Company and the writing of insurance business. These are specific to each insurance company and are set out in a "Notice of Requirements." In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 as amended from time to time (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors.

    EXCESS AND SURPLUS LINES INSURANCE IN THE UNITED STATES. Unionamerica is an approved or eligible excess and surplus lines insurer in 46 states, as well as in the District of Colombia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In order to maintain such approvals and eligibilities, Unionamerica has established a U.S. trust fund for the benefit of U.S. surplus lines policyholders.

    REINSURANCE BUSINESS IN THE UNITED STATES. To date, Unionamerica has been granted trusteed or accredited reinsurer status in 47 U.S. States and the District of Colombia. Accreditation makes it more convenient for U.S. reinsureds to do business with Unionamerica, since it allows reinsureds to take credit for the reinsurance in their statutory financial statements without withholding funds or requiring Unionamerica to provide letters of credit. The Company has obtained such status in most of the states in which its significant U.S. reinsureds are organized and is continuing to seek such a status in all other U.S. jurisdictions in which the law would permit accreditation of Unionamerica. Management believes that accreditation provides a marketing advantage with U.S. clients by emphasizing Unionamerica's commitment to the U.S. market and by enhancing Unionamerica's reputation for financial stability. As of December 31, 1998, Unionamerica's U.S. Reinsurance Trust for the benefit of its U.S. cedants is funded with trusteed assets plus accrued interest of $273.2 million. In addition, as of December 31, 1998, the Unionamerica provided letters of credit totaling $64.4 million to U.S. cedants on business not currently covered by the Trust.

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

EMPLOYEES

    As of December 31, 1998, the Company employed 734 persons. None of its employees are represented by a labor union, and the Company believes that its employee relations are excellent.

ITEM 2.  PROPERTIES

    The Company leases approximately 230,000 square feet of office space throughout the United States and a suite in the London Underwriting Centre in the United Kingdom. The Company's major leasehold obligation relates to its corporate office located in Deerfield, Illinois. The Deerfield, Illinois office space consists of approximately 135,000 square feet. The lease is for a term of fifteen years expiring June 30, 2006. The Company has the right to terminate this lease in 2001 and 2002 under certain circumstances. In 2001, the Company has the option of renting an additional 15,000 square feet in Deerfield, Illinois. The Company's principal regional and subsidiary offices are in Atlanta, Georgia; San Francisco, California; Independence, Missouri; and Washington, D.C.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to litigation and arbitration in the normal course of its business. The Company does not believe that any pending litigation or arbitration will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MMI". There were 518 holders of record as of March 1, 1999. The following table sets forth the quarterly high and low daily closing prices during 1998 and 1997.

                                                                              HIGH        LOW
                                                                            ---------  ---------
1998
  First Quarter...........................................................  $      26  $ 23 7/16
  Second Quarter..........................................................     24 3/4     20 3/4
  Third Quarter...........................................................     23 1/4     15 1/2
  Fourth Quarter..........................................................    19 1/16     13 7/8

1997
  First Quarter...........................................................  $  32 1/8  $  22 3/4
  Second Quarter..........................................................     27 1/2         21
  Third Quarter...........................................................   27 11/16     24 5/8
  Fourth Quarter..........................................................   26 15/16     23 3/4

    On December 31, 1998 the closing price of the Company's Common Stock was $16 3/4.

    In 1998, the Company declared quarterly dividends of $0.08 per share, compared to quarterly dividends of $0.07 per share in 1997. See Notes 6 and 8 to the Consolidated Financial Statements for a description of restrictions on the ability of the registrant's subsidiaries to transfer funds to the registrant in the form of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                  1998          1997          1996          1995          1994
                                              ------------  ------------  ------------  ------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
PREMIUMS AND INCOME DATA (1):
Gross premiums written......................  $    439,021  $    372,173  $    357,718  $    366,802  $    323,071
Net premiums earned (2).....................       346,735       287,497       281,391       272,903       267,976
Consulting and fee income...................        48,924        51,626        34,535        22,336        18,602
Net investment income.......................        76,556        75,490        73,681        62,936        51,150
Net realized gains (losses) on
 investments................................         2,678         2,182          (890)        1,692       (35,261)
Total revenues (2)..........................       474,893       416,795       388,717       359,867       302,467
Income from continuing operations (3).......        11,364        35,067        45,220        34,131         6,798
  Per share (5).............................          0.59          1.81          2.50          2.54          0.54
Operating income (4)(6).....................         9,624        33,657        45,816        33,024        30,365
  Per share (5).............................          0.50          1.74          2.53          2.46          2.40
Cash dividends per common share.............          0.32          0.22          0.17          0.15          0.11
Weighted average number of common and common
 equivalent shares (5)......................        19,385        19,396        18,087        13,446        12,634
BALANCE SHEET DATA (AT END OF YEAR) (1):
Investments.................................  $  1,259,422  $  1,230,800  $  1,212,556  $  1,166,825  $    849,049
Total assets................................     1,959,409     1,884,067     1,804,421     1,741,758     1,401,315
Loss and loss adjustment expense reserves...     1,176,073     1,125,146     1,149,918     1,199,870     1,002,839
Long-term notes payable.....................            --            --        93,000        89,000        97,000
Mandatorily redeemable preferred capital
 securities.................................       118,817       118,724            --            --        16,899
Unrealized gains (losses) on investments....        29,147        24,332        13,456        22,709        (9,470)
Stockholders' equity........................       412,928       399,002       355,166       272,266       136,952
Book value per share........................         21.67         21.16         19.01         16.39         11.04
GAAP RATIOS (7)(8):
Loss ratio..................................         84.1%         72.8%         74.2%         75.6%         74.8%
Expense ratio...............................         31.7%         38.3%         31.0%         29.4%         26.7%
                                              ------------  ------------  ------------  ------------  ------------
Combined ratio..............................        115.8%        111.1%        105.2%        105.0%        101.5%
                                              ------------  ------------  ------------  ------------  ------------
                                              ------------  ------------  ------------  ------------  ------------

------------------------

(1) The Company acquired Unionamerica Holdings plc in December 1997 in a transaction accounted for as a pooling of interests. As such, the consolidated financial statements include Unionamerica's balance sheet and results of operations for all periods presented.

(2) The Company reclassified certain premiums related to Unionamerica in 1997. There was no effect on pre-tax income. See Note 14 to the Consolidated Financial Statements.

(3) Income from continuing operations in 1996 excludes a loss from discontinued operations of $5,100,000, net of tax, related to a former affiliate. See
    Note 15 to the Consolidated Financial Statements.

(4) Operating income represents income from continuing operations before extraordinary losses of $707,000 in 1997 and $4,737,000 in 1995 and after-tax realized investments gains (losses) of $1,740,000 in 1998, $1,410,000 in 1997, $(596,000) in 1996, $1,106,000 in 1995 and $(23,567,000)
    in 1994.

(5) The Company adopted a new standard on earnings per share in 1997. All earnings per share amounts have been restated to conform to the new requirements. Per share and weighted average shares are presented on a diluted basis.

(6) In 1997, operating income includes a charge, net of tax, of $8,937,000 or $.46 per share related to the acquisition of Unionamerica.

(7) GAAP ratios have been derived from the results of the Company's domestic and international insurance segments. The 1997 expense ratio includes 3.4 percentage points related to expenses incurred in connection with the Unionamerica acquisition.

(8) The expense ratio for 1997 and prior periods has been restated to exclude interest expense, consistent with the 1998 calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

    REVENUES. Gross premiums written increased by 17.9% to $439.0 million in 1998 from $372.2 million in 1997. Medical malpractice gross premiums written increased 18.4% to $237.3 million in 1998 from $200.5 million. International gross premiums written increased 8.6% to $165.1 million in 1998 from $152.0 million in 1997 and other gross premiums written increased 86.3% to $36.7 million in 1998 from $19.7 million in 1997. Net premiums written increased by 15.6% to $354.8 million in 1998 from $306.9 million in 1997.

    Net premiums earned increased by 20.6% to $346.7 million in 1998 from $287.5 million in 1997. Medical malpractice net premiums earned increased by 28.2% to $197.5 million in 1998 from $154.1 million in 1997. International net premiums earned increased 6.5% to $136.2 million from $127.9 million due to increased premiums from Unionamerica's interest in a Lloyd's underwriting syndicate and other net premiums earned increased 136.4% to $13.0 million from $5.5 million. The effect of one time premiums, such as prior acts coverage for new insureds, contributed to the increase in medical malpractice premium growth in 1998. During 1998, medical malpractice premiums earned included $35.8 million in such one time premiums, an increase of $28.8 million from 1997.

    Consulting and fee income decreased by 5.2% to $48.9 million in 1998 from $51.6 million in 1997 due primarily to a decrease in physician credential verification revenues. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 12.4% in 1998 compared to 15.2% in 1997.

    Net investment income increased by 1.5% to $76.6 million in 1998 from $75.5 million in 1997. A modest increase in invested assets was partly offset by a slight decrease in portfolio yield. The Company had net realized gains on investments of $2.7 million in 1998 compared to $2.2 million in 1997.

    LOSSES AND EXPENSES. Losses and loss adjustment expenses ("LAE") increased by 39.2% to $291.5 million in 1998 from $209.4 million in 1997. Medical malpractice liability losses and LAE increased by 50.0% to $193.3 million in 1998 from $128.9 million in 1997. Medical malpractice liability losses and LAE increased due to unfavorable loss experience related to two specific but small areas of the Company's domestic operations: long-term care and a disparate group of clinic clients. In the third quarter 1998, the Company recorded $17.5 million of additional losses and LAE related to this business. The increase in medical malpractice losses and LAE also includes losses related to the increase in one time premiums in the first quarter 1998 that were recorded at a higher loss ratio than the core medical malpractice business as well as an increase in the core loss ratio for the current year's business. International losses and LAE increased 15.2% to $88.0 million in 1998 from $76.4 million due to a growth in earned premiums as well as a third quarter provision of $3.3 million for claims related to asbestos exposures written in prior years. Other losses and LAE increased 146.3% to $10.1 million in 1998 from $4.1 million in 1997 due to an increase in other earned premium.

    Insurance and administrative expenses increased by 3.3% to $161.7 million in 1998 from $156.6 million in 1997. Included in the 1997 total is $9.7 million of expenses related to the Company's acquisition of Unionamerica, which was completed in December 1997. Before the effect of the acquisition related expenses, insurance and administrative expenses increased 10.1%, principally due to increased commission expense related to premium growth.

    The combined ratio, which includes the sum of losses and LAE and insurance segment expenses, divided by earned premiums, increased to 115.8% in 1998 compared to 111.1% in 1997. The loss ratio increased by 11.3 percentage points and the expense ratio decreased by 6.6 percentage points in 1998, as compared to 1997. The loss ratio increase is due to the loss reserve development totaling $20.8 million recorded in the third quarter 1998 as well as higher loss ratios related to one-time premiums and an increase in the current year's loss ratio. The expense ratio decline in 1998 is primarily due to the inclusion of the acquisition related expenses in 1997 and one-time premiums in 1998, which have a proportionally lower level of acquisition expense.

    Interest expense increased by 56.9% to $10.2 million in 1998 from $6.5 million in 1997 due to an increase in debt outstanding and a higher interest rate related to the Company's issuance of 30 year capital securities in December 1997. Debt outstanding totaled $118.8 million at December 31, 1998.

    INCOME TAXES. Income taxes were $0.2 million in 1998 compared to $9.2 million in 1997. The decrease in income tax expense is due to a decline in pre-tax income in 1998.

    EXTRAORDINARY LOSS, NET OF TAX. In connection with the repayment of the bank lines of credit in 1997, the Company wrote off deferred financing costs totaling $0.7 million, net of tax.

    NET INCOME. Net income decreased by 66.9% to $11.4 million in 1998 from $34.4 million in 1997 as a result of loss reserve development recorded in the third quarter 1998 as well as a decrease in consulting and fee revenues in 1998.

    NET INCOME PER SHARE. Diluted net income per common and common equivalent share decreased to $.59 in 1998 from $1.77 in 1997. Included in the 1998 and 1997 amounts are a reduction of $.88 for loss reserve development and $.46 per share for the expenses, net of tax, incurred in connection with the Unionamerica acquisition, respectively. Also included is an increase of $.09 in 1998 and an increase of $.07 in 1997 related to net realized gains on investments, net of tax, as well as an extraordinary loss of $.04 in 1997.

1997 COMPARED TO 1996

    REVENUES. Gross premiums written increased by 4.1% to $372.2 million in 1997 from $357.7 million in 1996. Medical malpractice gross premiums written increased 5.0% to $200.5 million in 1997 from $191.0 million. International gross premiums written increased 6.0% to $152.0 million in 1997 from $143.4 million in 1996 and other gross premiums written decreased 15.5% to $19.7 million in 1997 from $23.3 million in 1996. Net premiums written increased by 5.8% to $306.9 million in 1997 from $290.1 million in 1996.

    Net premiums earned increased by 2.2% to $287.5 million in 1997 from $281.4 million in 1996. Medical malpractice net premiums earned decreased by 1.7% to $154.1 million in 1997 from $156.7 million in 1996. International net premiums earned increased 9.3% to $127.9 million from $117.0 million and other net premiums earned decreased 28.6% to $5.5 million from $7.7 million. An extremely competitive environment continued to exist in the medical malpractice and international insurance marketplaces which exerts a negative influence on price levels. The small decline from 1996 to 1997 in the Company's net earned premiums reflects this pricing environment. Other premiums decreased due to the Company's non-renewal of a large account.

    Consulting and fee income increased by 49.6% to $51.6 million in 1997 from $34.5 million in 1996. Of the growth in consulting and fee income, 28.9 percentage points of the 49.6% increase is attributable to the inclusion of the results of Equifax Medical Credentials Verification Services (EMCVS) and Professional Risk Management, Inc. (PRM) from their date of acquisition, January 1, 1997. The balance of the increase is due to internally generated growth. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 15.2% in 1997 compared to 10.9% in 1996.

    Net investment income increased by 2.4% to $75.5 million in 1997 from $73.7 million in 1996. Investment income growth is due to a higher average level of invested assets in 1997 versus 1996 combined with a shift in the average asset allocation from municipal securities to higher yielding preferred stocks and taxable fixed income securities. The Company had net realized gains on investments of $2.2 million in 1997 compared with losses of $0.9 million in 1996.

    LOSSES AND EXPENSES. Losses and loss adjustment expenses (LAE) increased by 0.3% to $209.4 million in 1997 from $208.8 million in 1996. Medical malpractice liability losses and LAE decreased by 1.5% to $128.9 million in 1997 from $130.8 million in 1996. International losses and LAE increased 4.7% to $76.4 million in 1997 from $73.0 million principally due to the Company's downward revision of estimates for prior years surplus lines premium and losses as well as an increased percentage of casualty business, which tends to have lower loss ratios and higher expense ratios than property business. Other losses and LAE decreased 18.0% to $4.1 million in 1997 from $5.0 million in 1996 due to a decease in other earned premium.

    Insurance and administrative expenses increased by 32.3% to $156.6 million in 1997 from $118.4 million in 1996. Of the increase in administrative expense, $15.4 million is attributable to internal growth in the Company's consulting and fee segment and the inclusion of acquired consulting and fee businesses while $23.6 million is attributable to a 7.3 percentage point increase in the insurance segment expense ratio. The increase in insurance expenses includes $9.7 million of expenses related to the Company's acquisition of Unionamerica, which was completed in December 1997 as well as an $8.0 million increase in commission expense.

    The combined ratio, which includes the sum of losses and LAE and insurance segment expenses, divided by earned premiums, increased to 111.1% in 1997 compared to 105.2% in 1996. The effect on the expense ratio of expenses related to the acquisition of Unionamerica amounted to an increase of 3.4 percentage points. The loss ratio decreased by 1.4 percentage points and the expense ratio increased by 7.3 percentage points in 1997, as compared to 1996. Also contributing to the increase in the expense ratio were increased commissions on excess casualty business written in the international segment which carries higher acquisition expenses than the other international lines of business.

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

    EXTRAORDINARY LOSS, NET OF TAX. In connection with the repayment of the bank lines of credit in 1997, the Company wrote off deferred financing costs totaling $0.7 million, net of tax.

    LOSS FROM DISCONTINUED OPERATIONS. In 1997, MMI settled two lawsuits related to its former subsidiary, Ludgate Insurance Company, Limited and recorded the settlement in its 1996 financial statements as a loss from discontinued operations. The pre-tax loss was $7.8 million, with a corresponding tax benefit of $2.7 million, resulting in a charge of $5.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's principal sources of operating funds are management fees and dividends from its subsidiaries. In 1998, the Company received dividends from its subsidiaries of $6.6 million, compared to $29.8 million in 1997 and $11.0 million in 1996. Of the 1997 dividend, $20.0 million was a special dividend paid by Health Providers Insurance Company to the Company in connection with an intercompany assumption reinsurance transaction. The Company then contributed the $20.0 million to American Continental Insurance Company's statutory surplus. The Company received management fees from its subsidiaries of $24.0 million in 1998, $28.5 million in 1997 and $24.6 million in 1996. The Company's principal uses of funds are operating expenses, acquisitions, debt service and dividends to stockholders.

    On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenditures, debt service requirements, taxes and dividends to stockholders.

    CASH FLOW. On a consolidated basis, the Company has had positive cash flow from operations in each of the last three years. The level of positive cash flow has increased in the most recent year due to the growth in premiums written and collected. In prior years, cash flow from operations is also affected by the difference between the collection of premiums and payment of claims and expenses. Because of uncertainty related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from year to year and quarter to quarter. Cash provided by operating activities was $39.2 million in 1998, $6.5 million in 1997 and $25.0 million in 1996. Cash from operations increased principally due to an in increase in the growth rate of net premiums written and improved collections of premium and fee balances.

    Investing activities, substantially in fixed income securities, have been the principal use of cash flow from operations. Cash used by investing activities was $28.9 million in 1998, $24.4 million in 1997 and $88.4 million in 1996. The Company has no material commitments for capital expenditures.

    Financing activities used $3.7 million in cash in 1998 and provided $19.8 million in 1997 and $54.0 million in 1996. In July 1997, the Company increased its borrowings by $10.0 million to finance an investment in additional Lloyd's underwriting capacity. In December 1997, the Company completed a private placement of Capital Securities and received net proceeds of $118.7 million. Concurrent with the receipt of the proceeds, the Company repaid the full outstanding amounts under its credit agreements totaling $103.0 million. The Company had no outstanding bank debt at December 31, 1998 and 1997.

    Cash provided by financing activities in 1996 includes $53.6 million, net of expenses, from the issuance of Common Stock, of which $46.3 million related to the Company's stock offering in September and October 1996. In April 1996, the Company increased its borrowings by $8.0 million in connection with the acquisition of its employee relations consulting subsidiary.

    INVESTED ASSETS. The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was less than 5.0% of the fair value of total invested assets as of December 31, 1998. The estimated fair value of the Company's short-term, fixed maturity and preferred stock investments was $1,259.4 million as of December 31, 1998, compared to $1,230.8 million as of December 31, 1997. The December 31, 1998 amount includes net unrealized gains of $44.2 million, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Unrealized gains were $37.1 million as of December 31, 1997. The increase in unrealized gains during 1998 was due to an decrease in the general level of interest rates.

    The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $50.8 million or 4.0% of invested assets as of December 31, 1998, compared to $52.2 million or 4.2% of invested assets as of December 31, 1997. The Company believes that all of its invested assets are readily marketable.

    TRUST PREFERRED CAPITAL SECURITIES. In December 1997, MMI issued $125.0 million in 30 year non-callable Capital Securities of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities were rated Baa1 by Moody's Investor Service and BBB- by Standard & Poor's Rating Services as of February 26, 1999. The Capital Securities pay cumulative distributions at the annual rate of 7 5/8%, semiannually, in arrears and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds, net of expenses, were $118.7 million.

    LINE OF CREDIT. In February 1998, the Company obtained an unsecured revolving credit line of $100.0 million. The Company has not borrowed against this line of credit. The credit agreement provides for interest at a fixed rate equal to the Interbank Offered Rate for periods of up to one year plus a margin of 20 to 40 basis points, and contains financial covenants with respect to minimum net worth and statutory surplus, maximum debt to total capitalization, and minimum risk-based capital levels. The credit agreement also restricts the Company's ability to pay stockholders' dividends in a single year in excess of 50% of the average of the prior three years net income.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity was $412.9 million as of December 31, 1998, compared to $399.0 million as of December 31, 1997. Changes in stockholders' equity are primarily attributable to net income of the Company, dividends to stockholders, changes in unrealized gains or losses on investments and issuances of Common Stock. Cash dividends to stockholders totaled $6.1 million in 1998, $4.2 million in 1997 and $2.9 million in 1996. As of December 31, 1998, unrealized gains on investments were $44.2 million, net of deferred taxes of $15.1 million, thereby increasing stockholders' equity by $29.1 million. As of December 31, 1997 the Company had an unrealized gain, net of taxes, of $24.3 million.

    RISK-BASED CAPITAL. The NAIC has adopted risk-based capital solvency standards for domestic insurers. Under these standards, several solvency thresholds are calculated based on the underwriting, credit, and investment risks of a company. As of December 31, 1998 the statutory capital and surplus of each of the Company's domestic insurance subsidiaries exceeded its risk-based capital requirements.

    MINIMUM SOLVENCY MARGIN. Under the Insurance Companies Act of 1982, the Department of Trade and Industry (DTI) authorizes companies in the United Kingdom to engage in the insurance business. Under the 1982 Act, companies authorized to transact business are required to maintain a minimum solvency margin. As of December 31, 1998, Unionamerica's minimum solvency margin was estimated at $16.3 million and its net assets were estimated at $143.3 million. The DTI typically expects an insurance company to maintain net assets at least
2.5 times greater than its solvency margin.

ACQUISITIONS

    In a series of transactions in 1998, the Company acquired a 49% interest in Marketform Holdings Limited, a London-based underwriting agency specializing in non-U.S. medical malpractice insurance and 90% ownership of Marketform Corporate Member Limited, a dedicated Lloyd's corporate member. The total consideration was $4.5 million in cash and $1.3 million in short-term notes payable.

    On December 11, 1997, the Company acquired all of the capital stock of Unionamerica. MMI issued 7.1 million shares of Common Stock at the exchange ratio of 0.836 MMI shares for each Unionamerica American Depository Share. The acquisition was accounted for as a pooling of interests, and, as such, the Company's 1997 consolidated financial statements, and for all prior periods presented were restated as if the acquisition had occurred at the beginning of the earliest period presented. Founded in 1971, Unionamerica is a specialty casualty and property reinsurer and insurer operating in the London-based reinsurance and insurance market.

    On July 23, 1997, MMI acquired a 39% interest in JMA Holdings Limited, the parent company of Jago Managing General Agency Limited, a Lloyd's managing agency, for consideration of $9.1 million. The consideration was comprised of $5.9 million in cash and $3.2 million of short-term notes payable.

    Effective January 1, 1997, the Company purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc., and acquired by merger all of the outstanding stock of Professional Risk Management, Inc. (PRM), a privately held California third-party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The total purchase price for these acquisitions was $8.3 million in cash and $2.0 million in MMI Common Stock. These acquisitions were accounted for as purchases and the operations of EMCVS and PRM are included in the Company's consolidated financial statements since their dates of acquisition.

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

YEAR 2000

    The Company has implemented an enterprise-wide plan to address Year 2000 ("Y2K") issues across all of its technology platforms as well as to reasonably assure that its critical business partners are prepared for business continuity beyond January 1, 2000.

    The phases of the Company's work plan are assessment, role definitions, inventory and analysis, coding, testing and implementation/confirmation. The majority of system modifications and conversions have been completed. The Company is working closely with its business partners and suppliers to ensure alignment in addressing the Y2K issue.

    The Company has completed the modifications, testing and implementation of its main insurance and financial systems, making these applications Y2K compliant. Additionally, system-wide Y2K simulations are scheduled throughout 1999. The cost to address Y2K issues is expected to be less than $600,000, and is being expensed as incurred. Costs associated with Y2K were $85,000 in the fourth quarter of 1998 and have totaled $510,000 through December 31, 1998.

STATE OF READINESS

    The Company has completed the assessment, role definition and inventory and analysis phases which encompass hardware, software (third party and internally developed), embedded technologies, and non-information technologies (IT) systems.

    The majority of identified critical internally developed IT systems have been modified, tested and implemented. The remaining systems are scheduled for implementation during the first half of 1999.

    The Company is addressing Y2K compliance of third party IT vendors through a combination of written correspondence and internal testing. All identified critical third party IT vendors have been contacted and asked to document compliance. All Y2K compliance by material third party vendors has been either internally tested by the Company or documented by the third party. The Company is currently planning the implementation for any necessary modifications based on vendor comments.

    The Company has contacted related non-IT parties to ensure Y2K compliance. The Company believes failure of non-IT systems would not have a material effect on the Company's operations.

MATERIAL THIRD PARTY RELATIONSHIPS

    The Company relies on continued normal operations of entities such as brokers, reinsurers, banks, money managers and benefit plan administrators. Plans have been developed to ensure alignment with these business partners, even though disruption relating to these institutions would not have a material effect on operations or financial performance.

CONTINGENCY PLANS

    The Company plans to leverage existing disaster recovery plans relating to technology and business continuity. Both sets of plans will be reviewed in 1999 as to their application to the Y2K issue. In addition, contingency plans are being developed in conjunction with the scheduled 1999 simulations of critical information technologies.

OTHER

    The Company has conducted a comprehensive review of its underwriting guidelines and will, where appropriate, exclude Y2K exposures. The Company believes, as a basic principle of insurance, that non-fortuitous losses are not covered under its policies of insurance even without specific exclusions. With respect to its domestic insurance operations, if underwriting reveals an acceptable risk, an endorsement will be attached that affirmatively grants Y2K coverage under the professional liability coverage part, and excludes Y2K under the general liability coverage part. With respect to reinsurance contracts, it is unusual to apply specific Y2K exclusions to these contracts and there may or may not be such exclusions in the original policies, depending on exposure, class of service or industry, and original coverage. For these reasons, the Company believes that its exposure to Y2K claims is not material. However, because of lack of legal precedent, it is impossible to predict what, if any, exposure insurance companies may ultimately have for Y2K claims whether coverage for the issue is specifically excluded or included.

MARKET RISK

    The Company is exposed to various market risks, most specifically changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not utilize derivative or other similar financial instruments for trading or speculative purposes. The following analysis presents the hypothetical loss in fair value of the financial instruments held by the Company at December 31, 1998 that are sensitive to changes in interest rates and/or foreign currency exchange rates. The range of changes in interest rates used in the analysis reflects the Company's view of changes that are reasonably possible over a one year period. This discussion of market risks related to the Company's consolidated balance sheet includes estimates of future economic environments caused by changes in interest risks. The effect of actual changes in these risk factors may differ materially from the Company's estimates. In the ordinary course of business, the Company also faces risks that may be either non-financial or non-quantifiable, e.g., credit risk. Such risks are not included in the following analysis.

    The Company has a comprehensive and diversified investment portfolio. The Company's invested assets are held primarily as fixed maturities which are available for sale, short term investments and preferred stocks. Accordingly, these assets are subject to various market risk exposures such as interest rate risk.

    The fair value of the Company's short term investment portfolio at December 31, 1998 approximated its carrying value due to its short term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates for the issues contained in the short term investment portfolio, and was not materially different from the December 31, 1998 carrying value.

    At December 31, 1998 the fair value of the Company's fixed maturity and preferred stock portfolio was $1,208.6 million versus an amortized cost basis of $1,164.4 million. The estimated fair value of the fixed maturity and preferred stock portfolio resulting from a hypothetical increase in interest rates of 100 basis points at December 31, 1998 would be approximately $1,159.0 million or a decrease of 4.1%. The Company utilizes several outside investment advisory companies in the management of the portfolio. This portfolio, which is not hedged, consists primarily of U.S. dollar denominated, investment grade, taxable and tax advantaged fixed maturity securities. The primary objectives of the portfolio are to provide the Company with a stable, long term, after tax yield with sufficient quality and liquidity to meet its cash flow needs and to provide an after tax total return to meet its profit objectives.

    The Company is subject to foreign currency exchange risk due to several primary reasons, including its United Kingdom-based subsidiaries which incur expenses denominated in British pounds sterling and hold invested assets in foreign currencies which result primarily from business generated in foreign currencies. While there is exposure to several currencies, the predominant exposure is in British pounds sterling.

    As of December 31, 1998 the Company estimates that overhead and other payables of approximately $1.5 million per month which must be paid in British pounds sterling are to be paid throughout the next year by its UK subsidiaries. The British pounds sterling are to be purchased periodically throughout the year, usually with U.S. dollars; and a hypothetical strengthening of the British pound sterling versus the U.S. dollar of 10% would increase the cost of these purchases by approximately $1.8 million throughout the year. The Company does monitor the foreign currency markets and could purchase British pounds sterling in advance if appropriate due to market conditions.

    The Company also holds invested assets in foreign currencies which result primarily from business generated in foreign currencies and thus expose the Company to foreign exchange currency risk. The predominant exposure is in British pounds sterling. Revenues from our business in foreign countries are the primary source of funds for our purchase of these investments. The Company purchases these investments as a natural hedge against insurance reserves and other liabilities denominated in the same currency, effectively reducing foreign currency exchange rate exposure. The Company does have a net unhedged foreign currency exposure in its invested assets of approximately 5.4 million British pounds sterling. A hypothetical weakening of 10% in the British pound sterling versus the U.S. dollar would result in a loss of value of approximately $0.8 million. Management reviews its foreign currency exposure risk on a monthly basis and is of the opinion that other foreign currency exchange risk is not material.

    In December 1997, the Company completed a private placement of $125.0 million 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities pay a dividend of 7.625%, semiannually, in arrears and have a maturity date of December 15, 2027. Total proceeds were $118.7 million, net of expenses. The carrying value of the Capital Securities is $118.8 million as of December 31, 1998. These securities had a fair value of $121.9 million at December 31, 1998. A hypothetical 100 basis point decrease in interest rates would increase the fair value to approximately $137.3 million.

    The Company manages its market risk by matching the projected cash inflows of assets with liabilities. For all its financial assets and liabilities, the Company seeks to reasonably match durations consistent with the Company objectives of maximization of income without sacrificing investment quality and providing for necessary liquidity, return and diversification.

    The estimated fair values at current market rates discussed above for financial instruments subject to interest rate risk are the same as those in
Note 4 to the consolidated financial statements. The estimated fair value at the adjusted market rates (assuming a 100 basis point increase in market interest rates) are calculated using discounted cash flow methods and duration modeling, where appropriate. The foreign currency exposure risk analysis assumes a year end spot rate on the British pounds sterling of $1.66 at December 31, 1998.

    This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company's financial instruments. The actual impact of interest rate and price changes may differ significantly from those shown in the analysis. The sensitivity is further limited as it does not take into consideration any actions the Company could take in response to or in anticipation of movements in interest rates or prices.

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

FORWARD-LOOKING INFORMATION

    Certain matters referred to above regarding Y2K, market risk and inflation contain forward-looking statements that involve risks and uncertainties. In particular, the general business community's readiness for the Y2K and the Company's potential underwriting exposure to Y2K claims as well as prospective changes in price levels, interest rates and foreign exchange rates are difficult to predict. To that extent, MMI claims the protection of the disclosure liability safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
MMI Companies, Inc.

We have audited the accompanying consolidated balance sheets of MMI Companies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1996 financial statements of Unionamerica Holdings plc, a wholly owned subsidiary, which statements reflect total revenues of $145,539,000 for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Unionamerica Holdings plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1996, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Companies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Chicago, Illinois
February 24, 1999

                                          Ernst & Young LLP

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
ASSETS
  INVESTMENTS (Note 4)
    Short-term investments -- at fair value (amortized cost: 1998 -- $50,819; 1997 --
      $52,210)........................................................................  $     50,819  $     52,219
    Fixed maturities -- at fair value (amortized cost: 1998 -- $1,109,210; 1997 --
      $1,101,970).....................................................................     1,150,622     1,135,702
    Preferred stocks -- at fair value (amortized cost: 1998 -- $55,155; 1997 --
      $39,476)........................................................................        57,981        42,879
                                                                                        ------------  ------------
                                                                                           1,259,422     1,230,800
  OTHER ASSETS
    Cash..............................................................................        13,323         6,698
    Premiums and fees receivable......................................................       161,000       165,906
    Reinsurance receivables (Note 3)..................................................       336,518       300,077
    Prepaid reinsurance premiums (Note 3).............................................        21,232        21,514
    Accrued investment income.........................................................        17,375        17,045
    Cost in excess of net assets of purchased subsidiaries, less accumulated
      amortization (Notes 1 and 2)....................................................        43,018        37,257
    Furniture and equipment -- at cost, less accumulated depreciation.................        14,702        14,258
    Deferred income taxes (Note 5)....................................................        44,093        42,979
    Other.............................................................................        48,726        47,533
                                                                                        ------------  ------------
                                                                                        $  1,959,409  $  1,884,067
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Policy liabilities:
      Loss and loss adjustment expense reserves (Note 7):
        Medical malpractice...........................................................  $    672,647  $    613,063
        International.................................................................       484,170       500,032
        Other.........................................................................        19,256        12,051
                                                                                        ------------  ------------
                                                                                           1,176,073     1,125,146
      Unearned premium reserves.......................................................       141,939       134,188
      Future life policy benefits.....................................................         8,326         8,723
                                                                                        ------------  ------------
                                                                                           1,326,338     1,268,057
    Accrued expenses and other liabilities............................................        50,136        50,071
    Amounts due to reinsurers (Note 3)................................................        51,190        48,213
    Company-obligated, mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated debentures of the Company
      (Note 6)........................................................................       118,817       118,724
                                                                                        ------------  ------------
                                                                                           1,546,481     1,485,065
  Contingencies and commitments (Notes 3 and 11)
  STOCKHOLDERS' EQUITY (Notes 8 and 10)
    Common Stock, par value $.10 per share:
      Authorized shares: 30,000
      Issued and outstanding shares: 1998 -- 19,059; 1997 -- 18,857...................         1,906         1,886
    Additional paid-in capital........................................................       221,649       217,855
    Retained earnings.................................................................       160,226       154,929
    Accumulated other comprehensive income, net of taxes: 1998 -- $15,091; 1997 --
      $12,812.........................................................................        29,147        24,332
                                                                                        ------------  ------------
                                                                                             412,928       399,002
                                                                                        ------------  ------------
                                                                                        $  1,959,409  $  1,884,067
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
REVENUES
  Insurance premiums earned (Note 3):
    Medical malpractice.......................................................  $  197,461  $  154,097  $  156,722
    International.............................................................     136,229     127,918     116,982
    Other.....................................................................      13,045       5,482       7,687
                                                                                ----------  ----------  ----------
                                                                                   346,735     287,497     281,391
  Consulting and fee income...................................................      48,924      51,626      34,535
  Net investment income (Note 4)..............................................      76,556      75,490      73,681
  Net realized gains (losses) on investments (Note 4).........................       2,678       2,182        (890)
                                                                                ----------  ----------  ----------
      Total revenues..........................................................     474,893     416,795     388,717
LOSSES AND EXPENSES
  Losses and loss adjustment expenses (Notes 3 and 7):
    Medical malpractice.......................................................     193,302     128,869     130,787
    International.............................................................      88,032      76,417      72,990
    Other.....................................................................      10,147       4,079       4,999
                                                                                ----------  ----------  ----------
                                                                                   291,481     209,365     208,776
  Insurance and administrative expenses (Note 3)..............................     161,719     156,625     118,409
  Interest expense............................................................      10,165       6,489       6,083
                                                                                ----------  ----------  ----------
      Total losses and expenses...............................................     463,365     372,479     333,268
                                                                                ----------  ----------  ----------
      Income from continuing operations before income taxes and extraordinary
        loss..................................................................      11,528      44,316      55,449
  Income taxes (Note 5).......................................................         164       9,249      10,229
                                                                                ----------  ----------  ----------
      Income from continuing operations before extraordinary loss.............      11,364      35,067      45,220
  Extraordinary loss, net of tax (Note 6).....................................          --         707          --
                                                                                ----------  ----------  ----------
      Income from continuing operations.......................................      11,364      34,360      45,220
  Loss from discontinued operations, net of tax (Note 15).....................          --          --       5,100
                                                                                ----------  ----------  ----------
      Net income..............................................................  $   11,364  $   34,360  $   40,120
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Earnings per common and common equivalent share (Note 9):
  Basic
    Income from continuing operations before extraordinary loss...............  $      .60  $     1.87  $     2.61
    Extraordinary loss, net of tax............................................          --        (.04)         --
    Loss from discontinued operations, net of tax.............................          --          --        (.30)
                                                                                ----------  ----------  ----------
    Net income................................................................  $      .60  $     1.83  $     2.31
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Diluted
    Income from continuing operations before extraordinary loss...............  $      .59  $     1.81  $     2.50
    Extraordinary loss, net of tax............................................          --        (.04)         --
    Loss from discontinued operations, net of tax.............................          --          --        (.28)
                                                                                ----------  ----------  ----------
    Net income................................................................  $      .59  $     1.77  $     2.22
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average number of common and common equivalent shares:
  Basic.......................................................................      18,936      18,751      17,336
  Diluted.....................................................................      19,385      19,396      18,087

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     ACCUMULATED
                                                         COMMON STOCK                                   OTHER
                                                    ----------------------  ADDITIONAL              COMPREHENSIVE     TOTAL
                                                      NUMBER        PAR      PAID-IN     RETAINED      INCOME,     STOCKHOLDERS'
                                                     OF SHARES     VALUE     CAPITAL     EARNINGS   NET OF TAXES      EQUITY
                                                    -----------  ---------  ----------  ----------  -------------  ------------

Balance at January 1, 1996........................      16,607   $   1,666  $  160,396  $   87,495    $  22,709     $  272,266
Year ended December 31, 1996:
  Net income......................................                                          40,120                      40,120
  Change in unrealized gains (losses) on
    investments, net of taxes of ($4,557) and
    reclassification adjustment...................                                                       (9,253)        (9,253)
                                                                                                                   ------------
Comprehensive income..............................                                                                      30,867
  Issuance of Common Stock, net of expenses of
    $2,866........................................       1,750         170      48,280                                  48,450
  Issuance of Common Stock in connection with
    acquisition of subsidiaries...................          65           7       1,284                                   1,291
  Issuance of Common Stock in connection with
    employee benefit plans and exercise of
    employee stock options........................         259          25       5,131                                   5,156
  Common cash dividends ($.17 per share)..........                                          (2,864)                     (2,864)
                                                    -----------  ---------  ----------  ----------  -------------  ------------
Balance at December 31, 1996......................      18,681       1,868     215,091     124,751       13,456        355,166
Year ended December 31, 1997:
  Net income......................................                                          34,360                      34,360
  Change in unrealized gains (losses) on
    investments, net of taxes of $5,595 and
    reclassification adjustment...................                                                       10,876         10,876
                                                                                                                   ------------
Comprehensive income..............................                                                                      45,236
  Issuance of Common Stock in connection with
    acquisition of subsidiary.....................          85           9       1,942                                   1,951
  Issuance of Common Stock in connection with
    employee benefit plans and exercise of
    employee stock options........................         212          21       3,650                                   3,671
  Common Stock repurchased........................        (121)        (12)     (2,828)                                 (2,840)
  Common cash dividends ($.22 per share)..........                                          (4,182)                     (4,182)
                                                    -----------  ---------  ----------  ----------  -------------  ------------
Balance at December 31, 1997......................      18,857       1,886     217,855     154,929       24,332        399,002
Year ended December 31, 1998:
  Net income......................................                                          11,364                      11,364
  Change in unrealized gains (losses) on
    investments, net of taxes of $2,279 and
    reclassification adjustment...................                                                        4,815          4,815
                                                                                                                   ------------
Comprehensive income..............................                                                                      16,179
  Issuance of Common Stock in connection with
    acquisition of subsidiary.....................          66           6       1,394                                   1,400
  Issuance of Common Stock in connection with
    employee benefit plans and exercise of
    employee stock options........................         146          15       2,553                                   2,568
  Common Stock repurchased........................         (10)         (1)       (153)                                   (154)
  Common cash dividends ($.32 per share)..........                                          (6,067)                     (6,067)
                                                    -----------  ---------  ----------  ----------  -------------  ------------
Balance at December 31, 1998......................      19,059   $   1,906  $  221,649  $  160,226    $  29,147     $  412,928
                                                    -----------  ---------  ----------  ----------  -------------  ------------
                                                    -----------  ---------  ----------  ----------  -------------  ------------

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
OPERATING ACTIVITIES
  Net income................................................................  $   11,364  $   34,360  $   40,120
  Adjustments to reconcile net income to net cash provided by operating activities:
    Change in policy liabilities............................................      58,281       2,978     (33,912)
    Change in reinsurance balances..........................................     (33,182)    (19,380)     24,858
    Change in premiums and fees receivable..................................       4,949      (6,600)    (15,162)
    Increase in deferred tax asset..........................................      (3,431)     (2,686)     (2,255)
    Change in accrued investment income and other assets....................      (3,342)     (8,398)        134
    Change in accrued expenses and other liabilities........................          (2)      1,961       5,279
    Net realized (gains) losses on investments..............................      (2,678)     (2,182)        890
    Depreciation and amortization...........................................       7,227       6,453       5,042
                                                                              ----------  ----------  ----------
      Net cash provided by operating activities.............................      39,186       6,506      24,994

INVESTING ACTIVITIES
  Net sale (purchase) of short-term investments.............................         365       8,660      (8,103)
  Purchase of available for sale investments................................    (542,809)   (721,863)   (715,649)
  Sale of available for sale investments....................................     433,116     644,791     579,531
  Maturities of available for sale investments..............................      92,299      71,916      73,575
  Acquisition of subsidiaries...............................................      (5,824)    (21,006)    (11,074)
  Furniture and equipment additions.........................................      (6,055)     (6,915)     (6,679)
                                                                              ----------  ----------  ----------
      Net cash used by investing activities.................................     (28,908)    (24,417)    (88,399)

FINANCING ACTIVITIES
  Issuance of Common Stock..................................................       2,568       1,899      56,725
  Common Stock repurchased..................................................        (154)     (2,840)         --
  Issuance of Capital Securities............................................          --     124,551          --
  Costs incurred in connection with securities offerings....................          --      (5,832)     (3,119)
  Finance costs of long-term debt...........................................          --        (826)         --
  Payments on notes payable.................................................          --    (103,000)     (5,750)
  Proceeds from notes payable...............................................          --      10,000       9,000
  Dividends.................................................................      (6,067)     (4,182)     (2,864)
                                                                              ----------  ----------  ----------
      Net cash provided (used) by financing activities......................      (3,653)     19,770      53,992
                                                                              ----------  ----------  ----------
      Increase (decrease) in cash...........................................       6,625       1,859      (9,413)
Cash at beginning of year...................................................       6,698       4,839      14,252
                                                                              ----------  ----------  ----------
      Cash at end of year...................................................  $   13,323  $    6,698  $    4,839
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  ACCOUNTING POLICIES

NATURE OF OPERATIONS

    MMI Companies, Inc. (MMI) is a specialty company that offers insurance products and risk management and consulting services primarily to the healthcare industry. MMI writes its medical malpractice liability insurance and property and casualty insurance and reinsurance through its principal subsidiaries, American Continental Insurance Company (ACIC) and Unionamerica Insurance Company Limited (Unionamerica). MMI provides its products and services in all 50 states and in Europe. Information on MMI's operations by reportable segment is included in Note 13.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts and operations of MMI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation. MMI's participation in Lloyd's Non-Marine Syndicate 205 through its majority investment in Jago Capital Limited is consolidated with the international insurance segment results.

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

INVESTMENTS

    MMI classifies all of its fixed maturity and preferred stock investments as "available for sale," requiring that these investments be carried at fair value, with unrealized gains and losses, less related deferred income taxes, excluded from earnings and reported in stockholders' equity as accumulated other comprehensive income.

    Realized gains and losses on sales of investments are recognized on the specific identification basis. Realized losses also include losses for fair value declines that are considered to be other than temporary.

FAIR VALUE INFORMATION

    The fair values of investments are reported in Note 4. The fair values of other financial instruments, principally accrued investment income, premiums and fees receivable, accrued expenses and other liabilities and amounts due to reinsurers approximate their December 31, 1998 and 1997 carrying values. The fair value of mandatorily redeemable preferred capital securities is reported in
Note 6.

PREMIUM REVENUES

    Premiums are earned pro rata over the terms of the policies, which are generally one year. Adjustments to estimated premiums are made in the period in which it is determined an adjustment is warranted. Unearned premiums are calculated using the monthly pro rata basis.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED POLICY ACQUISITION COSTS

    Commissions and other costs that vary with, and are primarily related to, the production of new and renewal business have been deferred and are amortized over the period of the related insurance policies. Such unamortized amounts included in other assets amounted to $28,300,000 and $26,500,000 at December 31, 1998 and 1997, respectively. Amortization of such costs are included in insurance and administrative expenses and amounted to $56,200,000 in 1998, $49,000,000 in 1997 and $41,800,000 in 1996.

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

FURNITURE AND EQUIPMENT

    The costs of furniture and equipment are depreciated over their estimated useful lives of three to seven years using the straight line method. As of December 31, 1998 and 1997, accumulated depreciation amounted to $16,100,000 and $10,700,000, respectively.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ACCOUNTING POLICIES (CONTINUED)
GOODWILL

    Costs in excess of net assets of purchased subsidiaries are being amortized on a straight-line basis over periods ranging from ten to twenty years. As of December 31, 1998 and 1997, accumulated amortization amounted to $12,600,000 and $9,100,000, respectively.

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

STOCK-BASED COMPENSATION

    MMI grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. MMI recognizes no compensation expense for the stock option grants. Additional stock option information is included in Note 10.

EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options. Refer to Note 9 for more information.

SEGMENT INFORMATION

    As of December 31, 1998, MMI adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information", which superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 had no impact on MMI's consolidated operating results or financial position, but did affect the disclosure of segment information. Prior year segment information has been reclassified to conform to the requirements of SFAS
131. See Note 13 to the consolidated financial statements.

COMPREHENSIVE EARNINGS

    As of January 1, 1998, MMI adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on MMI's consolidated net income or total stockholders' equity. SFAS 130 requires unrealized gains or losses on MMI's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ACCOUNTING POLICIES (CONTINUED)
CASH FLOWS

    In the consolidated statements of cash flows, cash includes principally demand deposit accounts. Also, sales and purchases of short-term investments presented on a net cash basis include investments with original maturities of three months or less.

EFFECT OF NEW PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. MMI has not completed the analysis to determine the full impact, but does not anticipate the adoption of SFAS 133 will have a significant effect on the Company's consolidated operating results or financial position.

    In 1998, the Accounting Standards Board Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires specific accounting treatment for internal use software which is effective for 1999. MMI does not expect that SOP 98-1 will have a material effect on consolidated operating results or financial position.

    In December 1997, the AcSEC issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance on when an insurance enterprise should recognize a liability for guaranty fund or other assessments and how to measure the liability. SOP 97-3 is effective for 1999. MMI has not completed the analysis to determine the full impact but does not anticipate that the adoption of SOP 97-3 will have a significant impact on MMI's consolidated operating results or financial position.

2.  BUSINESS COMBINATIONS

    In a series of transactions in 1998, MMI acquired for total consideration of $5,800,000, a 49% interest in Marketform Holdings Limited, a London-based underwriting agency specializing in non-U.S. medical malpractice insurance. The purchase price consisted of $4,500,000 in cash and $1,300,000 in short-term notes payable.

    On December 11, 1997, MMI acquired the capital stock of Unionamerica Holdings plc (Unionamerica Holdings), in exchange for 7,100,000 shares of MMI Common Stock. Unionamerica Holdings' principal subsidiary, Unionamerica Insurance Company Limited is a United Kingdom-domiciled insurance and reinsurance company. The acquisition was accounted for as a pooling of interests and, as such, MMI's 1997 consolidated financial statements, and all prior periods presented, were restated as if the acquisition had occurred at the beginning of the earliest period presented.

    Effective January 1, 1997, MMI purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc. and acquired by merger all of the outstanding stock of Professional Risk Management (PRM), a privately held California third-party administrator that specializes in managing enterprise liability risk for organizations that self-insure. The total purchase price of EMCVS and PRM was $8,300,000 in cash and $2,000,000 of MMI Common Stock.

    On July 23, 1997, MMI acquired a 39% interest in JMA Holdings Limited (JMAHL), the parent company of Jago Managing General Agency Limited, a Lloyd's managing agency, for total consideration of $9,100,000 . The consideration was comprised of $5,900,000 cash and $3,200,000 of short-term notes payable. JMAHL's financial results are included in the Company's consolidated financial statements on the equity basis.

    Effective April 1, 1996, MMI purchased substantially all of the assets of Management Science Associates, Inc. (MSA). MSA provides employee relations and human resource consulting services to healthcare organizations. The

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  BUSINESS COMBINATIONS (CONTINUED)
purchase price for MSA, including expenses, was $8,300,000 in cash, which was funded principally by an increase in borrowings under MMI's credit agreement.

    The Marketform, EMCVS, PRM and MSA acquisitions were accounted for as purchases, and the operations of the acquired businesses are included in MMI's consolidated financial statements since the dates of acquisition. Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Cost in excess of net assets purchased..........................  $   5,800  $  18,252  $   7,155
Cash............................................................         --        566        395
Other assets....................................................         --      2,570      1,758
Liabilities.....................................................         --       (689)      (955)
                                                                  ---------  ---------  ---------
                                                                  $   5,800  $  20,699  $   8,353
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

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

    Insurance premiums earned are composed of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Direct....................................................  $  303,019  $  234,462  $  241,974
Assumed...................................................     129,568     110,492     105,442
Ceded.....................................................     (85,852)    (57,457)    (66,025)
                                                            ----------  ----------  ----------
                                                            $  346,735  $  287,497  $  281,391
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  REINSURANCE (CONTINUED)
    MMI evaluates the financial condition of its reinsurers and monitors the geographic spread of risk to minimize the exposure to losses from reinsurer insolvencies. The reinsurers with the largest receivable balance due to MMI are identified as follows (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Lloyd's Underwriters*.................................................  $   55,656  $   51,082
Hannover Reinsurance Company*.........................................      31,748      29,630
National Reinsurance Company..........................................      26,738      18,920
CIGNA Reinsurance Company.............................................      23,567      21,439
Munich Reinsurance Company*...........................................      18,583      16,597
CNA Reinsurance Company Limited*......................................      10,880       6,187
TIG Reinsurance Company...............................................       8,312       6,585
Transatlantic Reinsurance Company.....................................       8,120       8,186
American Re-Insurance Company.........................................       6,543       3,644
Terra Nova Insurance Ltd.*............................................       6,324       5,883
All others............................................................     140,047     131,924
                                                                        ----------  ----------
Total.................................................................  $  336,518  $  300,077
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

*   Represents a foreign reinsurer.

    In 1998, 1997 and 1996 respectively, MMI's losses and loss adjustment expenses were net of reinsurance ceded of $99,743,000, $64,000,000 and $33,100,000.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS

    The amortized cost and fair value of investments, which are available for sale, are as follows (in thousands):

                                                             GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                COST         GAINS       LOSSES        VALUE
                                            ------------  -----------  -----------  ------------
December 31, 1998:
  Fixed maturities:
    U.S. Government and agencies..........  $    149,038   $   6,365    $    (133)  $    155,270
    State and political subdivisions......       441,442      23,245         (153)       464,534
    Foreign governments...................        20,893       1,193          (17)        22,069
    Corporate securities..................       208,685       7,778       (1,440)       215,023
    Mortgage-backed securities............       289,152       5,162         (588)       293,726
                                            ------------  -----------  -----------  ------------
                                               1,109,210      43,743       (2,331)     1,150,622
  Short-term investments..................        50,819          --           --         50,819
  Preferred stocks........................        55,155       3,450         (624)        57,981
                                            ------------  -----------  -----------  ------------
                                            $  1,215,184   $  47,193    $  (2,955)  $  1,259,422
                                            ------------  -----------  -----------  ------------
                                            ------------  -----------  -----------  ------------

December 31, 1997:
  Fixed maturities:
    U.S. Government and agencies..........  $    182,638   $   2,552    $    (112)  $    185,078
    State and political subdivisions......       437,512      21,534         (232)       458,814
    Foreign governments...................        28,571       2,509         (427)        30,653
    Corporate securities..................       261,248       5,254         (573)       265,929
    Mortgage-backed securities............       192,001       3,500         (273)       195,228
                                            ------------  -----------  -----------  ------------
                                               1,101,970      35,349       (1,617)     1,135,702
  Short-term investments..................        52,210           9           --         52,219
  Preferred stocks........................        39,476       3,445          (42)        42,879
                                            ------------  -----------  -----------  ------------
                                            $  1,193,656   $  38,803    $  (1,659)  $  1,230,800
                                            ------------  -----------  -----------  ------------
                                            ------------  -----------  -----------  ------------

    Fair values of investments are principally based on quoted market prices. Short-term investments are comprised principally of corporate and municipal securities.

    The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are as follows (in thousands):

                                                                     AMORTIZED        FAIR
                                                                        COST         VALUE
                                                                    ------------  ------------
Due in 1998.......................................................  $     39,401  $     39,574
Due in 1999 through 2002..........................................       187,562       194,479
Due in 2003 through 2007..........................................       174,497       185,164
Due in 2008 and thereafter........................................       418,598       437,679
                                                                    ------------  ------------
                                                                         820,058       856,896
Mortgage-backed securities........................................       289,152       293,726
                                                                    ------------  ------------
                                                                    $  1,109,210  $  1,150,622
                                                                    ------------  ------------
                                                                    ------------  ------------

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)
    The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or MMI may have the right to put obligations back to the issuer prior to stated maturity.

    The changes in unrealized gains and losses, which are recorded in stockholders' equity as accumulated other comprehensive income, were as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Fixed maturities and short-term investments...................  $   7,671  $  14,538  $ (14,229)
Preferred stock...............................................       (577)     1,933        419
                                                                ---------  ---------  ---------
                                                                $   7,094  $  16,471  $ (13,810)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Net realized gains (losses) on investments are comprised of the following (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Fixed maturities:
  Gross gains.................................................  $   4,703  $   2,771  $   5,590
  Gross losses................................................     (2,840)    (1,270)    (6,660)
                                                                ---------  ---------  ---------
                                                                    1,863      1,501     (1,070)

Preferred stocks:
  Gross gains.................................................      1,211        726        206
  Gross losses................................................       (396)       (45)       (26)
                                                                ---------  ---------  ---------
                                                                      815        681        180
                                                                ---------  ---------  ---------
                                                                $   2,678  $   2,182  $    (890)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Major categories of net investment income are as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Fixed maturities.............................................  $  72,892  $  72,520  $  69,825
Short-term investments and cash..............................      4,220      4,586      6,594
Preferred stocks.............................................      3,408      2,215        983
                                                               ---------  ---------  ---------
Total investment income......................................     80,520     79,321     77,402
Expenses.....................................................      3,964      3,831      3,721
                                                               ---------  ---------  ---------
Net investment income........................................  $  76,556  $  75,490  $  73,681
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)

    The components of other comprehensive income are as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Holding gains (losses) arising during the year, net of taxes of
 $3,216, $6,359 and $(4,869), respectively.....................  $   6,556  $  12,294  $  (9,831)
Reclassification adjustment for gains (losses) realized in net income during the year, net of taxes of $937, $764 and $(312),
 respectively..................................................      1,741      1,418       (578)
                                                                 ---------  ---------  ---------
Net change in unrealized gain (loss) on available for sale
 securities during the year, net of taxes of $2,279, $5,595 and
 $(4,557), respectively........................................  $   4,815  $  10,876  $  (9,253)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    At December 31, 1998, investments with a fair value of $11,567,000 were on deposit to meet domestic statutory requirements.

    Certain investments of the international segment are held in a trust fund set up as collateral for holders of United States insurance policies. At December 31, 1998 and 1997, the fair value of fixed maturities in the trust fund amounted to $6,700,000 and $6,500,000, respectively. The required minimum trust fund was $5,400,000 for 1998 and 1997.

    Fixed maturities of the international segment of $273,200,000 in 1998 and $251,900,000 in 1997 were held in a trust fund required by virtue of status as an accredited reinsurer in a number of United States jurisdictions.

5.  INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Deferred tax assets:
  Tax-basis loss reserve adjustment....................................  $  31,288  $  39,329
  Tax-basis unearned premium reserve adjustment........................      4,004      3,855
  Accrued expenses.....................................................         --        914
  Net operating loss carryforward......................................     14,658         --
  Alternative minimum tax credit carryforward..........................     13,445     12,647
  Other................................................................      2,249      4,161
                                                                         ---------  ---------
  Total deferred tax assets............................................     65,644     60,906

Deferred tax liabilities:
  Unrealized investment gains..........................................    (12,056)   (11,503)
  Deferred policy acquisition costs....................................     (2,698)    (2,563)
  Receivables..........................................................     (1,134)      (561)
  Other................................................................     (5,663)    (3,300)
                                                                         ---------  ---------
  Total deferred tax liabilities.......................................    (21,551)   (17,927)
                                                                         ---------  ---------
Net deferred tax asset.................................................  $  44,093  $  42,979
                                                                         ---------  ---------
                                                                         ---------  ---------

    MMI expects adequate future taxable income to realize the deferred tax asset. Accordingly, no valuation reserve is considered necessary.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes are as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Current (credit):
  Federal.....................................................  $  (3,037) $   2,720  $     431
  Foreign.....................................................      7,392      8,505      9,338
                                                                ---------  ---------  ---------
  Total current...............................................      4,355     11,225      9,769

Deferred (credit):
  Federal.....................................................     (2,928)      (959)       423
  Foreign.....................................................     (1,263)    (1,017)        37
                                                                ---------  ---------  ---------
  Total deferred..............................................     (4,191)    (1,976)       460
                                                                ---------  ---------  ---------
Provision for income tax......................................  $     164  $   9,249  $  10,229
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    A reconciliation of income tax computed at the United States federal statutory tax rate of 35% to income tax expense in the accompanying financial statements is as follows (dollars in thousands):

                                                 1998                  1997                  1996
                                         --------------------  --------------------  --------------------
                                          AMOUNT        %       AMOUNT        %       AMOUNT        %
                                         ---------  ---------  ---------  ---------  ---------  ---------
Tax at U.S. statutory rate.............  $   4,035         35% $  15,511         35% $  19,407         35%
Non-taxable investment income..........     (7,126)       (62)    (8,431)       (19)    (7,896)       (14)
Acquisition costs......................         --         --      2,603          6         --         --
Foreign operations.....................      1,275         11         --         --         --         --
Other..................................      1,980         17       (434)        (1)    (1,282)        (3)
                                         ---------        ---  ---------        ---  ---------        ---
Net provision..........................  $     164          1% $   9,249         21% $  10,229         18%
                                         ---------        ---  ---------        ---  ---------        ---
                                         ---------        ---  ---------        ---  ---------        ---

    Federal income taxes have not been provided on the difference between the amount for financial reporting and the tax basis in the stock of the foreign subsidiaries because management intends to indefinitely invest that difference in these subsidiaries. Determination of the amount of the unrecognized deferred United States income tax liability is not practicable.

    MMI's net payments of income taxes were $7,947,000, $9,302,000, and $5,572,000 during 1998, 1997 and 1996, respectively. As of December 31, 1998, MMI had federal net operating loss carryforwards of approximately $41,880,000 that, if not utilized, expire in 2018.

6.  TRUST PREFERRED CAPITAL SECURITIES AND NOTES PAYABLE

    In December 1997, the Company completed a private placement of $125,000,000 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities pay a dividend of 7 5/8%, semiannually, in arrears and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds were $118,700,000, net of expenses. The effective rate of the Capital Securities is 8.06%. The fair value at December 31, 1998 was $121,934,000 and was estimated using discounted cash flow analyses, based on MMI's current incremental borrowing rates for similar types of borrowing arrangements.

    With the proceeds from the Capital Securities, MMI repaid its $103,000,000 in bank debt and had no long-term notes payable as of December 31, 1998 and 1997. In connection with the extinguishment of the notes payable in the

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. TRUST PREFERRED CAPITAL SECURITIES AND NOTES PAYABLE (CONTINUED) second and fourth quarters of 1997, costs of $700,000, net of taxes of $400,000, that were deferred when paid and amortized over the terms of the notes were expensed and are classified as an extraordinary item in the 1997 financial statements.

    In February 1998, MMI obtained a $100,000,000 unsecured bank line of credit. The interest rate called for by this agreement is equal to the Interbank Offer Rate for periods of up to one year plus a margin of 20 to 40 basis points. The bank agreement subjects MMI and its subsidiaries to certain covenants and restrictions with respect to minimum net worth and statutory surplus, maximum debt to total capitalization, and minimum risk-based capital levels. The agreement also restricts MMI's ability to pay stockholders' dividends and repurchase shares in a single year in excess of 50% of the average of the prior three years' net income. The credit agreement expires on February 20, 2003.

    Total interest paid in 1998, 1997 and 1996 was $9,800,000, $6,400,000 and
$5,900,000, respectively.

7.  LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The following table presents a reconciliation of beginning and ending property/casualty loss and loss adjustment expense (LAE) reserve balances for the years indicated (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Liability for losses and LAE at beginning of year (net of
 reinsurance receivables: 1998 -- $263,401; 1997 --
 $241,270; 1996 -- $263,934)..............................  $  851,941  $  900,427  $  918,497

Add provision for losses and LAE for claims occurring in:
  Current year............................................     260,043     209,367     213,419
  Prior years.............................................      21,291      (4,081)     (9,642)
                                                            ----------  ----------  ----------
  Total incurred losses and LAE...........................     281,334     205,286     203,777

Less losses and LAE payments for claims occurring in:
  Current year from continuing operations.................      24,772      13,108      17,974
  Prior years from continuing operations..................     244,471     240,365     200,765
  Prior years from discontinued operations................         499         299       3,108
                                                            ----------  ----------  ----------
  Total paid losses and LAE...............................     269,742     253,772     221,847
                                                            ----------  ----------  ----------

Liability for losses and LAE at end of year (net of
 reinsurance receivables: 1998 -- $293,284; 1997 --
 $263,401; 1996 -- $241,270)..............................  $  863,533  $  851,941  $  900,427
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    The portion of the provision for losses and LAE in the foregoing schedule for 1998 in connection with prior years are a result of loss reserve strengthening of $20,800,000 recorded in the third quarter 1998 relating to three specific areas of operations: long-term care and a disparate group of clinic accounts for the domestic insurance segment and asbestos exposures in the international insurance segment. MMI's loss and LAE reserves and related provision for prior years' losses attributable to health business are immaterial.

8.  STOCKHOLDERS' EQUITY

    The statutory accounting practices prescribed or permitted by regulatory authorities for MMI's insurance subsidiaries differ in some respects from GAAP. Prior to 1997, ACIC discounted loss and LAE reserves for statutory reporting

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
purposes as permitted by regulatory authorities. Reconciliations of statutory-basis capital and surplus and net income of its domestic insurance operations to MMI's GAAP-basis amounts included in the accompanying financial statements are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Statutory-basis capital and surplus...................................  $  188,309  $  191,548
Additions:
  Unionamerica........................................................     129,118     118,562
  GAAP-basis deferred income taxes....................................      30,974      33,085
  Other, including non-insurance company amounts......................      64,527      55,807
                                                                        ----------  ----------
GAAP-basis consolidated stockholders' equity of MMI...................  $  412,928  $  399,002
                                                                        ----------  ----------
                                                                        ----------  ----------

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Statutory-basis combined net income..........................  $   4,150  $  27,763  $  32,685
Additions (deductions):
  Unionamerica...............................................     11,382      8,162     19,105
  Statutory-basis loss reserve discount......................         --         --     (1,994)
  GAAP-basis deferred income taxes...........................     (1,553)      (786)    (5,986)
  Other, including non-insurance company amounts.............     (2,615)      (779)    (3,690)
                                                               ---------  ---------  ---------
GAAP-basis consolidated net income of MMI....................  $  11,364  $  34,360  $  40,120
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The above statutory-basis capital and surplus amounts relate to MMI's direct domestic insurance subsidiaries, ACIC and Health Providers Insurance Company
(HPIC). The capital and surplus amounts for ACIC include the capital and surplus of American Continental Life Insurance Company (ACLIC), a life insurance company owned by ACIC, in the amount of $16,000,000 at December 31, 1998 and $15,500,000 at December 31, 1997. Statutory net income of ACLIC amounted to $500,000 in 1998, $300,000 in 1997 and $400,000 in 1996.

    The maximum amount of dividends that can be paid from ACIC to MMI without regulatory approval is the lesser of net investment income or 10% of ACIC's statutory-basis capital and surplus, each as of the preceding December 31. For HPIC, the maximum amount of dividends that can be paid to MMI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount is $19,000,000 in 1999.

    Under a Notice of Requirements from its regulatory body in the United Kingdom, the Department of Trade and Industry (DTI), Unionamerica may not pay any dividends unless it has given the DTI 14 days advance notice and the DTI has not objected. The DTI has the power to prohibit or require Unionamerica to reduce the amount of a dividend.

    ACIC and HPIC's combined GAAP-basis net assets amounted to $271,000,000 at December 31, 1998. The excess of these combined net assets over ACIC and HPIC's maximum dividend amount represents restricted consolidated net assets.

    MMI has authorized and unissued 5,000,000 shares of $20 par value Preferred Stock. Of such Preferred Stock, 300,000 shares have been designated as Series B Junior Participating Preferred Stock in connection with the Rights Plan described in the following paragraph.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
    On June 14, 1997, the Board of Directors declared a dividend distribution to holders of record on June 30, 1997 of one right (Right) to purchase 1/100 share of Series B Junior Participating preferred stock on each outstanding share of MMI Common Stock. The Rights issued under the Plan become exercisable only when a person or group acquires or announces its intention to acquire 15% or more of the Common Stock of MMI. Under certain conditions, each Right would, upon exercise, entitle stockholders, other than the third party acquirer, to buy $150 worth of a MMI Common Stock equivalent at an exercise price of $75. If MMI is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors, each Right will entitle its holder to acquire common stock of the acquiring company with a market value equal to two times the exercise price of the Right, a purchase value of $150 of the common stock of the acquiring company for $75. At any time prior to the distribution date, the Board of Directors retains the right to amend the Rights Plan and to redeem the Rights at $.01 per Right. The Rights have a ten year term.

9.  EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average number of outstanding shares of common stock and equivalents, including incremental shares from dilutive stock options since the date of grant using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Income from continuing operations............................  $  11,364  $  34,360  $  45,220

Weighted average shares for basic earnings per share.........     18,936     18,751     17,336
Effect of dilutive employee stock options....................        449        645        751
                                                               ---------  ---------  ---------
Adjusted weighted average shares for diluted earnings per
 share.......................................................     19,385     19,396     18,087
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Basic earnings per share.....................................  $    0.60  $    1.83  $    2.61
Diluted earnings per share...................................       0.59       1.77       2.50

    Options to purchase 585,000, 143,000 and 18,000 shares of Common Stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

10.  STOCK OPTION PLANS

    MMI has an employee stock plan that authorizes the issuance, subject to directors' approval, of nonqualified stock options, incentive stock options and restricted stock, and a nonqualified stock option plan for non-employee directors. In addition, MMI has adopted the Long-Term Incentive Formula Plan
(LTIP) of 1997 under which it has issued restricted stock and stock options to non-executives. The directors plan provides for the issuance of 1,375 options annually for each director and 4,125 options to a new director joining MMI's Board of Directors, with exercise prices equal to fair value at the grant date. In addition, performance options for 2,500 shares are granted to each non-employee director on January 1 of each year. All options, other than options issued in replacement of Unionamerica options, have 10-year terms and generally vest and become fully exercisable six months after the date of grant.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLANS (CONTINUED)
    A summary of the MMI stock option activity, and related information for the years ended December 31 follows:

                                            1998                     1997                     1996
                                   -----------------------  -----------------------  -----------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                 AVERAGE                  AVERAGE                  AVERAGE
                                                EXERCISE                 EXERCISE                 EXERCISE
                                     SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                   ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of
 year............................   1,589,362   $   16.15    1,580,916   $   14.98    1,298,185   $   11.97
Granted (at fair value)..........     478,336       21.19      130,625       25.30      531,319       21.89
Exercised........................     (16,400)      10.01     (121,079)      10.57     (213,338)      12.56
Cancelled........................     (53,000)      24.22       (1,100)      24.25      (35,250)      23.09
                                   ----------  -----------  ----------  -----------  ----------  -----------
                                    1,998,298       17.20    1,589,362       16.15    1,580,916       14.98
LTIP options outstanding.........     357,245       16.29           --          --           --          --
                                   ----------  -----------  ----------  -----------  ----------  -----------
                                    2,355,543   $   17.06    1,589,362   $   16.15    1,580,916   $   14.98
                                   ----------  -----------  ----------  -----------  ----------  -----------
                                   ----------  -----------  ----------  -----------  ----------  -----------

Options exercisable at year-end..   1,597,712   $   16.28    1,534,862   $   15.76    1,164,722   $   13.34
Shares available for grant at end
 of year.........................     225,039                  650,392                  229,900

    Shares available for grant exclude LTIP shares. Other information regarding options outstanding and exercisable as of December 31, 1998 is as follows:

                                                        OPTIONS OUTSTANDING
                                              ---------------------------------------    OPTIONS EXERCISABLE
                                                             WEIGHTED                  -----------------------
                                                              AVERAGE      WEIGHTED                 WEIGHTED
                                                             REMAINING      AVERAGE                  AVERAGE
                                                NUMBER      CONTRACTUAL    EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                      OUTSTANDING      LIFE          PRICE     EXERCISABLE    PRICE
--------------------------------------------  -----------  -------------  -----------  ----------  -----------
$5.36.......................................     264,317          1.69     $    5.36      264,317   $    5.36
$13.13 to $18.63............................   1,450,126          7.23         15.60      918,045       15.27
$21.06 to $32.25............................     641,100          8.21         25.17      415,350       25.43
                                              -----------          ---    -----------  ----------  -----------
                                               2,355,543          6.87     $   17.06    1,597,712   $   16.28
                                              -----------          ---    -----------  ----------  -----------
                                              -----------          ---    -----------  ----------  -----------

    Pro forma information regarding net income and net income per share has been determined as if MMI had accounted for its stock option grants since January 1, 1995 under the plan using the fair value method of SFAS 123, "Accounting for Stock-Based Compensation." For these purposes, the fair value for the stock option grants was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 5%, 6% and 6%, a volatility factor of 33%, 29% and 29%, expected life of the option in years of five, four and four, and an annual dividend yield of 2%, 1% and 1%.

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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLANS (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' six-month vesting period. MMI's pro forma information is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Pro forma net income (in thousands)..........................  $  10,266  $  33,216  $  36,361
Pro forma net income per common and common equivalent share:
  Basic......................................................  $    0.54  $    1.77  $    2.10
  Diluted....................................................       0.53       1.71       2.01

    The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

11.  COMMITMENTS AND CONTINGENCIES

    MMI is engaged in various legal actions incident to the nature of its business. Management is of the opinion that the outcome of the litigation will not have a material effect on MMI's financial position or results of operations.

    MMI leases its office space and certain equipment under noncancelable leases. Rental expense for 1998, 1997 and 1996 was $10,100,000, $8,600,000 and
$7,400,000, respectively. As of December 31, 1998, aggregate minimum rental commitments under noncancelable leases amounted to $12,800,000 in 1999, $12,900,000 in 2000, $12,700,000 in 2001, $3,900,000 in 2002, $3,400,000 in 2003
and $8,100,000 thereafter.

12.  EMPLOYEE BENEFIT PLANS

    MMI has a defined-contribution pension plan that covers substantially all domestic employees who have attained age 21 and completed three months of service. MMI contributes 4% of salary for all eligible employees and matches a portion of employee contributions. MMI's contributions charged to operations were $2,900,000 in 1998, $2,700,000 in 1997 and $2,200,000 in 1996.

    MMI operates a non-contributory, defined pension plan (the "Plan"), principally for its international employees. The Plan provides for monthly retirement benefits, normally at ages between 60 to 65, to eligible employees based on employee compensation and length of employment.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table is a summary of activity for the Plan (in thousands):

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   1998       1997
                                                                 ---------  ---------
Change in benefit obligation:
  Benefit obligation at beginning of year......................  $  12,553  $   9,118
  Service cost.................................................        895        704
  Interest cost................................................        826        656
  Actuarial (gains)............................................       (161)     2,578
  Foreign currency exchange rate change........................        153       (374)
  Benefits paid................................................       (229)      (129)
                                                                 ---------  ---------
  Benefit obligation at end of year............................     14,037     12,553
Change in Plan assets:
  Fair value of Plan assets at beginning of year...............     12,894     10,360
  Actual return on Plan assets.................................      2,190      1,883
  Foreign currency exchange rate change........................        157     --
  Company contributions........................................        858        780
  Benefits paid................................................       (229)      (129)
                                                                 ---------  ---------
  Fair value of Plan assets at end of year.....................     15,870     12,894
                                                                 ---------  ---------
Plan overfunding...............................................      1,832        341
Unrecognized net actuarial (gain) loss.........................       (421)       886
Unrecognized prior service cost................................       (852)      (902)
                                                                 ---------  ---------
Prepaid benefit cost...........................................  $     559  $     325
                                                                 ---------  ---------
                                                                 ---------  ---------

    Weighted-average assumptions are as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
  Discount rate.................................................       5.25%      6.50%      7.75%
  Expected return on Plan assets................................       6.50       8.00       8.00
  Rate of compensation increase.................................       3.50       5.50       5.50

    Net pension expense includes the following components (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1998       1997       1996
                                                            ---------  ---------  ---------
Service cost..............................................  $     895  $     704  $     677
Interest cost.............................................        826        656        551
Expected return on plan assets............................     (1,044)      (829)      (623)
Amortization of prior service cost........................        (50)       (49)       (50)
                                                            ---------  ---------  ---------
Net pension expense.......................................  $     627  $     482  $     555
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INDUSTRY SEGMENTS

    In 1998, MMI adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Presentation of MMI's operations has been classified and summarized into three reportable segments: domestic insurance, international insurance, and consulting and fees. Reportable segments are classified by the product lines of insurance and consulting and fees with insurance segments classified along geographic lines of domestic and international. The domestic insurance segment principally includes professional and general liability insurance for hospitals, healthcare systems and healthcare providers. The international insurance segment, principally located in the United Kingdom, includes casualty insurance, principally professional and general liability insurance and property insurance. The consulting and fee segment includes clinical risk management, strategic healthcare, and employee relations consulting, and other services consisting of claims administration, healthcare credential verification, and billing, compliance and reimbursement services. Investment income and expense allocations are based on estimates, and certain assets have been allocated to segments by formulas. Segment revenues and segment income (loss) exclude realized gains and losses on investments. Intersegment revenues are not material. All revenues generated and assets held outside of the United States are disclosed in the international insurance segment. There are no individual customers that account for ten percent or more of MMI's revenues (in thousands).

                                                                DOMESTIC    INTERNATIONAL CONSULTING
                                                               INSURANCE     INSURANCE    AND FEES       TOTAL
                                                              ------------  -----------  -----------  ------------
1998:
  Revenues from external customers..........................  $    210,506   $ 136,229    $  48,924   $    395,659
  Net investment income.....................................        49,103      27,453       --             76,556
                                                              ------------  -----------  -----------  ------------
  Total segment revenues....................................       259,609     163,682       48,924        472,215
  Net realized gains on investments.........................                                                 2,678
                                                                                                      ------------
  Total revenues............................................                                          $    474,893
                                                                                                      ------------
                                                                                                      ------------
  Segment income (loss).....................................        (3,866)     17,064       (4,348)  $      8,850
  Net realized gains on investments.........................                                                 2,678
                                                                                                      ------------
  Income from continuing operations before income taxes and
    extraordinary loss......................................                                          $     11,528
                                                                                                      ------------
                                                                                                      ------------

  Interest expense..........................................         4,921       3,936        1,308   $     10,165
  Depreciation and amortization.............................         3,921       1,625        3,625          9,171
  Reserve strengthening.....................................        17,500       3,300       --             20,800

  Significant non-cash items:
    Increase (decrease) in policy liabilities...............        70,055     (11,774)      --             58,281
    Amortization of deferred policy acquisition costs.......        19,311      36,906       --             56,217

  Identifiable assets at end of year........................     1,165,551     778,137       15,721      1,959,409

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INDUSTRY SEGMENTS (CONTINUED)

                                                                DOMESTIC    INTERNATIONAL CONSULTING
                                                               INSURANCE     INSURANCE    AND FEES       TOTAL
                                                              ------------  -----------  -----------  ------------
1997:
  Revenues from external customers..........................  $    159,579   $ 127,918    $  51,626   $    339,123
  Net investment income.....................................        47,171      28,319       --             75,490
                                                              ------------  -----------  -----------  ------------
  Total segment revenues....................................       206,750     156,237       51,626        414,613
  Net realized gains on investments.........................                                                 2,182
                                                                                                      ------------
  Total revenues............................................                                          $    416,795
                                                                                                      ------------
                                                                                                      ------------

  Segment income............................................        21,113      16,451        4,570   $     42,134
  Net realized gains on investments.........................                                                 2,182
                                                                                                      ------------
  Income from continuing operations before income taxes and
    extraordinary loss......................................                                          $     44,316
                                                                                                      ------------
                                                                                                      ------------

  Interest expense..........................................         3,118       2,777          594   $      6,489
  Depreciation and amortization.............................         3,232       1,302        3,427          7,961
  Acquisition expenses......................................       --            9,745       --              9,745

  Significant non-cash items:
    Increase (decrease) in policy liabilities...............         5,154      (2,176)      --              2,978
    Amortization of deferred policy acquisition costs.......        15,805      33,244       --             49,049

  Identifiable assets at end of year........................     1,074,189     784,650       25,228      1,884,067

1996:
  Revenues from external customers..........................  $    164,409   $ 116,982    $  34,535   $    315,926
  Net investment income.....................................        44,274      29,407       --             73,681
                                                              ------------  -----------  -----------  ------------
  Total segment revenues....................................       208,683     146,389       34,535        389,607
  Net realized losses on investments........................                                                  (890)
                                                                                                      ------------
  Total revenues............................................                                          $    388,717
                                                                                                      ------------
                                                                                                      ------------

  Segment income............................................        24,120      29,330        2,889   $     56,339
  Net realized losses on investments........................                                                  (890)
                                                                                                      ------------
  Income from continuing operations before income taxes and
    extraordinary loss......................................                                          $     55,449
                                                                                                      ------------
                                                                                                      ------------

  Interest expense..........................................         2,914       2,686          483   $      6,083
  Depreciation and amortization.............................         2,877       1,218        2,059          6,154

  Significant non-cash items:
    Decrease in policy liabilities..........................        (4,918)    (28,994)      --            (33,912)
    Amortization of deferred policy acquisition costs.......        14,024      27,811       --             41,835

  Identifiable assets at end of year........................     1,037,791     750,081       16,549      1,804,421

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INDUSTRY SEGMENTS (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
ENTERPRISE-WIDE DISCLOSURES                                                        1998        1997        1996
------------------------------------------------------------------------------  ----------  ----------  ----------
Revenues from external customers by product:
  Professional liability insurance............................................  $  197,461  $  154,097  $  156,722
  International insurance.....................................................     136,229     127,918     116,982
  Life and health insurance...................................................      13,045       5,482       7,687
  Consulting services.........................................................      48,924      51,626      34,535
                                                                                ----------  ----------  ----------
  Total.......................................................................  $  395,659  $  339,123  $  315,926
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    (in thousands, except per share data):

                                                                              THREE MONTHS ENDED
                                                                ----------------------------------------------
                                                                 3/31/98     6/30/98     9/30/98     12/31/98
                                                                ----------  ----------  ----------  ----------
Revenues......................................................  $  134,459  $  107,322  $  109,649  $  123,463

Net income (loss).............................................       8,695       8,484     (13,003)      7,188
Earnings (loss) per common and common equivalent share:
  Basic.......................................................  $      .46  $      .45  $     (.69) $      .38
  Diluted.....................................................         .45         .44        (.69)        .37

                                                                              THREE MONTHS ENDED
                                                                ----------------------------------------------
                                                                 3/31/97     6/30/97     9/30/97     12/31/97
                                                                ----------  ----------  ----------  ----------
Revenues......................................................  $  102,185  $  103,832  $   94,370  $  107,148

Income before extraordinary losses............................      10,625      11,082      12,230       1,130
Extraordinary losses, net of taxes............................      --            (267)     --            (440)
                                                                ----------  ----------  ----------  ----------
Net income....................................................  $   10,625  $   10,815  $   12,230  $      690
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Earnings per common and common equivalent share:
  Basic:
    Income before extraordinary losses........................  $      .57  $      .59  $      .65  $      .06
    Extraordinary losses, net of taxes........................      --            (.01)     --            (.02)
                                                                ----------  ----------  ----------  ----------
    Net income................................................  $      .57  $      .58  $      .65  $      .04
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
  Diluted:
    Income before extraordinary losses........................  $      .55  $      .57  $      .63  $      .06
    Extraordinary losses, net of taxes........................      --            (.01)     --            (.02)
                                                                ----------  ----------  ----------  ----------
    Net income................................................  $      .55  $      .56  $      .63  $      .04
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

    MMI reclassified certain international insurance revenues, resulting in an increase of $9,260,000 to revenues in the three months ended September 30, 1997. There was no effect on net income.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  DISCONTINUED OPERATIONS

    In 1992, MMI sold Ludgate Insurance Company Limited (Ludgate) at a loss, which was reported in discontinued operations. The Company was involved in two lawsuits connected with the sale. Also at issue was a stop-loss reinsurance agreement provided by MMI to Ludgate in connection with the sale. In February 1997, a United Kingdom court rendered a judgment against MMI.

    In February 1997, MMI settled both lawsuits and commuted the stop-loss reinsurance agreement. The settlement of all these matters is reflected in the accompanying 1996 consolidated statement of income as a loss from discontinued operations. The pre-tax loss was $7,800,000 with a corresponding tax benefit of $2,700,000, resulting in a charge of $5,100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The "Election of Directors", "Executive Officers" and "Compliance with
Section 16(a) of the Exchange Act" sections on pages 2 and 3, pages 4 and 5, and page 8 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held on April 22, 1999, are included by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The "Executive Compensation" section on pages 8 through 16 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 22, 1999, is included herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The "Security Ownership of Certain Beneficial Owners and Management" section on pages 5 through 7 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 22, 1999, is included herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The "Certain Relationships and Related Transactions: and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" sections on pages 7 and 13 of the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held on April 22, 1999, are included herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a.  Filed documents

       1.  Financial statements.

               Report of Independent Auditors

               Consolidated Balance Sheets

               Consolidated Statements of Income

               Consolidated Statements of Stockholders' Equity

               Consolidated Statements of Cash Flow

               Notes to Consolidated Financial Statements

       2. Financial statement schedules. Financial statement schedules begin on page S-1.

       3.  Exhibits. An index to exhibits to this report is on page 56.

    b.  Reports on Form 8-K.
       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Registrant: MMI Companies, Inc.

Date: March 23, 1999            By:  /s/ B. FREDERICK BECKER
     -----------------               -----------------------------------------
                                     B. Frederick Becker
                                     Chairman and Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 23, 1999            By:  /s/ B. FREDERICK BECKER
     -----------------               -----------------------------------------
                                     B. Frederick Becker
                                     Chairman and Chief Executive Officer
                                     Officer and Director

Date: March 23, 1999            By:  /s/ PAUL M. ORZECH
     -----------------               -----------------------------------------
                                     Paul M. Orzech
                                     Executive Vice President and
                                     Chief Financial Officer

Date: March 23, 1999            By:  /s/ JOSEPH R. HERMAN
     -----------------               -----------------------------------------
                                     Joseph R. Herman
                                     Senior Vice President and Controller

Date: March 23, 1999            By:  /s/ RICHARD R. BARR
     -----------------               -----------------------------------------
                                     Richard R. Barr
                                     Director

Date: March 23, 1999            By:  /s/ GEORGE B. CALDWELL
     -----------------               -----------------------------------------
                                     George B. Caldwell
                                     Director

Date: March 23, 1999            By:  /s/ K. JAMES EHLEN, M.D.
     -----------------               -----------------------------------------
                                     K. James Ehlen, M.D.
                                     Director

Date: March 23, 1999            By:  /s/ F. LAIRD FACEY, M.D.
------------                         -----------------------------------------
                                     F. Laird Facey, M.D.
                                     Director

Date: March 23, 1999            By:  /s/ ALAN C. GUY
     -----------------               -----------------------------------------
                                     Alan C. Guy
                                     Director

Date: March 23, 1999            By:  /s/ WILLIAM M. KELLEY
     -----------------               -----------------------------------------
                                     William M. Kelley
                                     Director

Date: March 23, 1999            By:  /s/ ANDREW D. KENNEDY
     -----------------               -----------------------------------------
                                     Andrew D. Kennedy
                                     Director

Date: March 23, 1999            By:  /s/ TIMOTHY R. MCCORMICK
     -----------------               -----------------------------------------
                                     Timothy R. McCormick
                                     Director

Date: March 23, 1999            By:  /s/ GERALD L. MCMANIS
     -----------------               -----------------------------------------
                                     Gerald L. McManis
                                     Director

Date: March 23, 1999            By:  /s/ SCOTT S. PARKER
     -----------------               -----------------------------------------
                                     Scott S. Parker
                                     Director

Date: March 23, 1999            By:  /s/ EDWARD C. PEDDIE
     -----------------               -----------------------------------------
                                     Edward C. Peddie
                                     Director

Date: March 23, 1999            By:  /s/ JOSEPH D. SARGENT
     -----------------               -----------------------------------------
                                     Joseph D. Sargent
                                     Director

Date: March 23, 1999            By:  /s/ ROBERT A. SPASS
     -----------------               -----------------------------------------
                                     Robert A. Spass
                                     Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                      PAGE
                                                                                                                       ---
II.        Condensed Financial Information of Registrant
             Condensed Balance Sheets............................................................................         S-1
             Condensed Statements of Income......................................................................         S-2
             Condensed Statements of Cash Flow...................................................................         S-3
III.       Supplementary Insurance Information...................................................................         S-4
IV.        Reinsurance...........................................................................................         S-5
V.         Valuation and Qualifying Accounts.....................................................................         S-6
VI.        Supplementary Property/Casualty Insurance Information.................................................         S-7

Schedule I has been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto.

                                 EXHIBIT INDEX

3.1        Certificate Of Incorporation of The Registrant. (6)
3.2        Bylaws of the Registrant. (3)
4.1        Specimen stock certificate representing Common Stock. (7)
4.2        Amended and Restated Rights Agreement dated as of September 24, 1998 by and between the Registrant and Chase Mellon Shareholder Services LLC, as Rights
           Agent. (13)
10.1       Credit Agreement dated as of February 20, 1998 among the Registrant, Various
           Lenders and Bank of America National Trust and Savings Association, as Agent
           for the Lenders. (11)
10.2       Indenture dated December 23, 1997 relating to Junior Subordinated Debentures.
           (10)
10.3       Amended and Restated Declaration of Trust of MMI Capital Trust I dated
           December 23, 1997. (10)
10.4       Lease dated July 1, 1991 for the Registrant's principal executive offices and
           First through Seventh Amendments to Lease, various dates (1)(3)(4)(5)(7)
10.5       Amended and Restated Return on Equity Incentive Plan, effective January 1,
           1990. (5) #
10.6       Amended 1993 Employee Stock Plan, effective January 15, 1993.(9) #
10.7       Retirement Equity Plan.(7) #
10.8       1993 Non-Employee Directors' Formula Stock Option Plan, effective January 15,
           1993. (11) #
10.9       Certificates of Insurance for Directors' Life Insurance Program.(1) #
10.10      Amended Board of Directors Retirement Plan, effective January 1, 1993. (11) #
10.11      Amended 1996 Non-Employee Director Stock and Deferred Cash Compensation Plan.
           (5) #
10.12      Employment Agreement, as amended, dated as of May 1, 1997, between the
           Registrant and its Chief Executive Officer, Mr. B. Frederick Becker. (11)(12)
           #
10.13      Form of agreements between the Registrant and Ms. Anna Marie Hajek, Mr. Gerald
           L. McManis, Mr. Paul M. Orzech and Mr. Wayne A. Sinclair. (6) #
10.14      Service Agreement dated September 10, 1993, between Ian G. Sinclair and UA
           Management Company. (8) #
10.15      Transfer and Forbearance Agreement dated as of December 30, 1993 among the
           Registrant and Gerald L. McManis. (2)
10.16      Acquisition Agreement dated June 25, 1997 by and between the Registrant and
           Unionamerica Holdings plc (7)
10.17      Share Purchase Agreement, as amended, dated as of June 30, 1993, among
           Unionamerica Acquisition Company Ltd., Unionamerica Holdings Ltd. and The
           Continental Corporation. (8)
10.18      Tax Indemnification Agreement, dated as of September 10, 1993, by and among
           The Continental Corporation and Unionamerica Acquisition Company Ltd. (8)
10.19      Form of Promissory Note in connection with Loan Stock Program.
10.20      Long Term Incentive Plan, effective January 1, 1997 #
12.1       Statement re computation of ratio of earnings to fixed charges
21.1       Subsidiaries of the registrant.
23.1       Consent of Ernst & Young LLP.
23.2       Consent of KPMG Audit Plc.
27.1       Financial data schedule.
99.1       Opinion of KPMG Audit Plc. (11)

------------------------

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

(6) Incorporated herein by reference to Report on Form 10-Q dated June 30, 1996, Commission File No. 1-11920.

(7) Incorporated herein by reference to Registration Statement No. 333-32027 on Form S-4, dated November 4, 1997.

(8) Incorporated by reference to Registration Statement No. 33-99186 on Form F-1 dated November 9, 1995.

(9) Incorporated by reference to Registration Statement No. 333-46889 on Form S-8, dated February 25, 1998.

(10) Incorporated herein by reference to Registration Statement No. 333-44565 on Form S-4, dated January 20, 1998

(11) Incorporated herein by reference to Report on Form 10-K dated December 31, 1997, Commission File No. 1-11920.

(12) Incorporated herein by reference to Report on Form 10-Q dated June 30, 1998, Commission File No. 1-11920.

(13) Incorporated herein by reference to Report on Form 8-A dated November 6, 1998, Commission File No. 1-11920.

# Compensatory plans or arrangements.

                              MMI COMPANIES, INC.
                                (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
  INVESTMENTS
    Investment in subsidiaries............................................................  $  417,762  $  403,200
    Short-term investments................................................................       6,806         835
    Fixed maturities......................................................................      19,301      31,855
    Preferred stocks......................................................................       2,000       2,000
                                                                                            ----------  ----------
                                                                                               445,869     437,890

  OTHER ASSETS
    Cash..................................................................................          68         161
    Furniture and equipment -- at cost, less accumulated depreciation: 1998 -- $6,404;
      1997 -- $4,298......................................................................       6,098       5,501
    Due from affiliates...................................................................      71,288      78,164
    Deferred income taxes.................................................................       8,851       8,888
    Other.................................................................................       9,503       4,888
                                                                                            ----------  ----------
                                                                                            $  541,677  $  535,492
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Accrued expenses and other liabilities................................................  $    9,932  $   15,484
    Due to affiliates.....................................................................          --       2,282
    Company-obligated, mandatorily redeemable preferred securities of subsidiary trust
      holding solely junior subordinated debentures of the Company........................     118,817     118,724
                                                                                            ----------  ----------
                                                                                               128,749     136,490

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.10 per share:
      Authorized shares: 30,000
      Issued and outstanding shares: 1998 -- 19,059; 1997 -- 18,857.......................       1,906       1,886
    Additional paid-in capital............................................................     221,649     217,855
    Retained earnings.....................................................................     160,226     154,929
    Accumulated other comprehensive income, net of taxes:
      1998 -- $15,091; 1997 -- $12,812....................................................      29,147      24,332
                                                                                            ----------  ----------
                                                                                               412,928     399,002
                                                                                            ----------  ----------
                                                                                            $  541,677  $  535,492
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See Notes to Consolidated Financial Statements.

                              MMI COMPANIES, INC.
                                (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MMI CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
REVENUES
  Management fees from subsidiaries..............................................  $  23,950  $  28,450  $  24,550
  Dividends received from subsidiaries...........................................      6,551     29,750     11,000
  Net investment income..........................................................      1,746      1,578        752
  Net realized gains on investments..............................................        154         16         22
                                                                                   ---------  ---------  ---------
                                                                                      32,401     59,794     36,324

EXPENSES
  Administrative and other.......................................................     29,082     24,394     23,193
  Interest expense...............................................................      5,324      3,712      3,397
                                                                                   ---------  ---------  ---------
                                                                                      34,406     28,106     26,590
                                                                                   ---------  ---------  ---------
    Income (loss) from continuing operations before income taxes, extraordinary
      loss and equity in undistributed net income of subsidiaries................     (2,005)    31,688      9,734
  Income taxes (credit)..........................................................     (3,806)       381       (396)
                                                                                   ---------  ---------  ---------
    Income from continuing operations before extraordinary loss and equity in
      undistributed net income of subsidiaries...................................      1,801     31,307     10,130
  Extraordinary loss, net of taxes...............................................         --        141         --
                                                                                   ---------  ---------  ---------
    Income from continuing operations before equity in undistributed net income
      of subsidiaries............................................................      1,801     31,166     10,130
  Loss from discontinued operations..............................................         --         --     (5,100)
                                                                                   ---------  ---------  ---------
    Income before equity in undistributed net income of subsidiaries.............      1,801     31,166      5,030
  Equity in undistributed net income of subsidiaries.............................      9,563      3,194     35,090
                                                                                   ---------  ---------  ---------
    Net income...................................................................  $  11,364  $  34,360  $  40,120
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                              MMI COMPANIES, INC.
                                (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                   1998        1997       1996
                                                                                 ---------  ----------  ---------
Net cash provided (used) by operating activities...............................  $   5,437  $  (17,619) $   3,558

Investing activities:
  Net sale (purchase) of short-term investments................................     (5,971)     14,649    (14,769)
  Purchases of fixed maturities................................................    ( 8,373)    (43,108)   (38,833)
  Sales of fixed maturities....................................................     19,377      33,133      8,706
  Maturities of fixed maturities...............................................      1,618       1,588      5,430
  Capital contribution to subsidiaries.........................................         --     (20,000)   (10,003)
  Furniture and equipment additions............................................     (2,704)     (3,200)    (2,174)
  Acquisition of subsidiaries..................................................     (5,824)    (21,006)   (11,074)
                                                                                 ---------  ----------  ---------
      Net cash used by investing activities....................................     (1,877)    (37,944)   (62,717)

Financing activities:
  Issuance of Common Stock.....................................................      2,568       1,899     56,725
  Common Stock repurchased.....................................................       (154)     (2,840)        --
  Issuance of Capital Securities...............................................         --     124,551         --
  Costs incurred in connection with securities offering........................         --      (5,832)    (3,119)
  Payments on notes payable....................................................         --     (58,000)      (750)
  Proceeds from notes payable..................................................         --          --      9,000
  Dividends....................................................................     (6,067)     (4,182)    (2,864)
                                                                                 ---------  ----------  ---------
      Net cash provided (used) by financing activities.........................     (3,653)     55,596     58,992
                                                                                 ---------  ----------  ---------

      Increase (decrease) in cash..............................................        (93)         33       (167)
Cash at beginning of year......................................................        161         128        295
                                                                                 ---------  ----------  ---------
      Cash at end of year......................................................  $      68  $      161  $     128
                                                                                 ---------  ----------  ---------
                                                                                 ---------  ----------  ---------

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,                    ------------------------------------------------
                           ------------------------------------------------                           BENEFITS,
                                          LOSS AND                                                     CLAIMS,    AMORTIZATION
                            DEFERRED        LOSS                                                        LOSSES    OF DEFERRED
                             POLICY      ADJUSTMENT    UNEARNED    FUTURE                    NET         AND        POLICY
                           ACQUISITION    EXPENSE      PREMIUM     POLICY     PREMIUM    INVESTMENT   SETTLEMENT  ACQUISITION
         SEGMENT              COSTS       RESERVES     RESERVES   BENEFITS    REVENUES     INCOME      EXPENSES      COSTS
-------------------------  -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
1998:
  Domestic insurance.....   $   8,132   $    691,903  $   70,810  $   8,326  $  210,506   $  49,103   $  203,449   $  19,311
  International
    insurance............      20,169        484,170      71,129         --     136,229      27,453       88,032      36,906
  Consulting and fees....          --             --          --         --          --          --           --          --
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
                            $  28,301   $  1,176,073  $  141,939  $   8,326  $  346,735   $  76,556   $  291,481   $  56,217
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
1997:
  Domestic insurance.....   $   7,462   $    625,114  $   67,147  $   8,723  $  159,579   $  47,171   $  132,948   $  15,805
  International
    insurance(1).........      19,077        500,032      67,041         --     127,918      28,319       76,417      33,244
  Consulting and fees....          --             --          --         --          --          --           --          --
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
                            $  26,539   $  1,125,146  $  134,188  $   8,723  $  287,497   $  75,490   $  209,365   $  49,049
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
1996:
  Domestic insurance.....   $   7,117   $    631,573  $   55,679  $   8,578  $  164,409   $  44,274   $  135,786   $  14,024
  International
    insurance............      16,006        518,345      50,796         --     116,982      29,407       72,990      27,811
  Consulting and fees....          --             --          --         --          --          --           --          --
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
                            $  23,123   $  1,149,918  $  106,475  $   8,578  $  281,391   $  73,681   $  208,776   $  41,835
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------
                           -----------  ------------  ----------  ---------  ----------  -----------  ----------  -----------


                             OTHER        NET
                           OPERATING    PREMIUMS
         SEGMENT            EXPENSES    WRITTEN
-------------------------  ----------  ----------
1998:
  Domestic insurance.....  $   40,715  $  214,028
  International
    insurance............      21,680     140,744
  Consulting and fees....      53,272          --
                           ----------  ----------
                           $  115,667  $  354,772
                           ----------  ----------
                           ----------  ----------
1997:
  Domestic insurance.....  $   36,885  $  168,607
  International
    insurance(1).........      30,125     138,342
  Consulting and fees....      47,055          --
                           ----------  ----------
                           $  114,065  $  306,949
                           ----------  ----------
                           ----------  ----------
1996:
  Domestic insurance.....  $   34,753  $  167,392
  International
    insurance............      16,258     122,725
  Consulting and fees....      31,646          --
                           ----------  ----------
                           $   82,657  $  290,117
                           ----------  ----------
                           ----------  ----------

------------------------

(1) The Company reclassified certain international insurance revenues, resulting in an increase of $9,260,000 to premium revenues and net premiums written, and a corresponding increase of $9,604,000 to benefits, claims, losses and settlement expenses and a decrease of $344,000 to other operating expenses. There was no effect on pre-tax income.

    See Note 13 to the Consolidated Financial Statements for a discussion of the reclassification of segment information.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                        PERCENTAGE
                                                                   CEDED TO                              OF AMOUNT
                                                       GROSS        OTHER       ASSUMED       NET       ASSUMED TO
                                                       AMOUNT     COMPANIES   FROM OTHER     AMOUNT         NET
                                                    ------------  ----------  -----------  ----------  -------------
Year ended December 31, 1998:
  Life insurance in force at end of year:           $  1,073,993  $  343,583   $      --   $  730,410
                                                    ------------  ----------  -----------  ----------
                                                    ------------  ----------  -----------  ----------
  Premiums:
    Medical malpractice...........................  $    222,232  $   33,438   $   8,669   $  197,463         4.39%
    International.................................        53,000      28,951     112,180      136,229        82.35%
    Other.........................................        27,787      23,463       8,719       13,043        66.85%
                                                    ------------  ----------  -----------  ----------
      Total premiums..............................  $    303,019  $   85,852   $ 129,568   $  346,735
                                                    ------------  ----------  -----------  ----------
                                                    ------------  ----------  -----------  ----------

Year ended December 31, 1997:
  Life insurance in force at end of year:           $    992,060  $  302,889   $      --   $  689,171
                                                    ------------  ----------  -----------  ----------
                                                    ------------  ----------  -----------  ----------
  Premiums:
    Medical malpractice...........................  $    173,025  $   32,946   $  14,018   $  154,097         9.10%
    International (1).............................        43,583      10,326      94,661      127,918        74.00%
    Other.........................................        17,854      14,185       1,813        5,482        33.07%
                                                    ------------  ----------  -----------  ----------
      Total premiums..............................  $    234,462  $   57,457   $ 110,492   $  287,497
                                                    ------------  ----------  -----------  ----------
                                                    ------------  ----------  -----------  ----------

Year ended December 31, 1996:
  Life insurance in force at end of year:           $  1,265,506  $  300,385   $      --   $  965,121
                                                    ------------  ----------  -----------  ----------
                                                    ------------  ----------  -----------  ----------
  Premiums:
    Medical malpractice...........................  $    171,058  $   29,504   $  15,168   $  156,722         9.68%
    International.................................        49,915      21,040      88,107      116,982        75.32%
    Other.........................................        21,001      15,481       2,167        7,687        28.19%
                                                    ------------  ----------  -----------  ----------
      Total premiums..............................  $    241,974  $   66,025   $ 105,442   $  281,391
                                                    ------------  ----------  -----------  ----------
                                                    ------------  ----------  -----------  ----------

------------------------

(1) The Company reclassified certain international insurance revenues, resulting in a decrease of $9,260,000 to premiums ceded to other companies and an increase to the net amount. The percentage of amount assumed to net decreased accordingly.

    See Note 13 to the Consolidated Financial Statements for a discussion of the reclassification of segment information.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    BALANCE AT
                                                                     BEGINNING                             BALANCE AT
DESCRIPTION                                                           OF YEAR     ADDITIONS   DEDUCTIONS   END OF YEAR
------------------------------------------------------------------  -----------  -----------  -----------  -----------
Year ended December 31, 1998:
  Accumulated amortization of goodwill............................   $   9,102    $   3,488    $      --    $  12,590
  Accumulated depreciation of furniture and equipment.............      10,699        5,683          284       16,098

Year ended December 31, 1997:
  Accumulated amortization of goodwill............................       5,788        3,314           --        9,102
  Accumulated depreciation of furniture and equipment.............      11,626        4,647        5,574       10,699

Year ended December 31, 1996:
  Accumulated amortization of goodwill............................       3,777        2,011           --        5,788
  Accumulated depreciation of furniture and equipment.............       7,733        4,143          250       11,626

                      MMI COMPANIES, INC. AND SUBSIDIARIES
      SCHEDULE VI -- SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                            DECEMBER 31,
                           -----------------------------------------------
                                                      DISCOUNT
                                                      DEDUCTED
                                                        FROM
                                          LOSS AND    LOSS AND
                            DEFERRED        LOSS        LOSS
                             POLICY      ADJUSTMENT  ADJUSTMENT   UNEARNED
AFFILIATION WITH           ACQUISITION    EXPENSE     EXPENSE     PREMIUM
REGISTRANT                    COSTS       RESERVES    RESERVES    RESERVES
-------------------------  -----------   ----------  ----------   --------
1998:
  Consolidated
    subsidiaries.........    $28,301     $1,156,817     $ --      $141,939
1997:
  Consolidated
    subsidiaries.........     26,539      1,113,095       --       134,188
1996:
  Consolidated
    subsidiaries.........     23,123      1,139,018       --       106,475

                                                      YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------
                                                   LOSSES AND LOSS
                                                     ADJUSTMENT
                                                      EXPENSES
                                                  INCURRED RELATED   AMORTIZATION      PAID
                                                         TO          OF DEFERRED    LOSSES AND
                                        NET       -----------------     POLICY         LOSS        NET
AFFILIATION WITH           PREMIUMS  INVESTMENT   CURRENT    PRIOR   ACQUISITION    ADJUSTMENT   PREMIUMS
REGISTRANT                  EARNED     INCOME       YEAR     YEARS      COSTS        EXPENSES    WRITTEN
-------------------------  --------  ----------   --------  -------  ------------   ----------   --------
1998:
  Consolidated
    subsidiaries.........  $333,690   $76,072     $260,043  $21,291    $56,217       $269,243    $341,562
1997:
  Consolidated
    subsidiaries.........   282,015    74,019      209,367   (4,081)    49,049        253,473     301,465
1996:
  Consolidated
    subsidiaries.........   273,704    72,301      213,419   (9,642)    41,835        218,739     282,443

------------------------

(1) The Company reclassified certain international insurance revenues, resulting in an increase of $9,260,000 to premiums earned and net premiums written, and a corresponding increase of $9,604,000 to losses and loss adjustment expenses incurred related to prior years, and paid losses and loss adjustment expenses. There was no effect on pre-tax income.