Form 10-Q
period 1999-03-31
MMI COMPANIES INC
filed 1999-05-12
CIK 767308

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     (X)  Quarterly report under section 13 or 15(d) of the
     Securities Exchange Act of 1934.   For the quarter ended
     March 31, 1999.

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

There were 19,140,098 shares outstanding of the registrant's common stock, $0.10 par value, as of May 3, 1999.

                          Page 1 of 13

              MMI Companies, Inc. and Subsidiaries

                             Index

                                                          Page No.
Part I.  Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets                 3

               Consolidated Statements of Income           4

               Consolidated Statements of                  5
               Stockholders' Equity

               Consolidated Statements of                  6
               Cash Flows

               Notes to Consolidated                      7-8
               Financial Statements

          Item 2.  Management's Discussion                8-11
                   and Analysis of
                   Financial Condition and
                   Results of Operations

Part II.  Other Information

          Item 4.  Submission of Matters to               12
                   a Vote of Security Holders
          Item 6.  Exhibits and Reports on
                   Form 8-K                               12

          Signatures                                      13

EXHIBITS:

       10.1.  Eighth Amendment to Lease for
              Corporate 500 Centre
       10.2   MMI Companies, Inc. 1999 Stock
              Option Plan
       27.    Financial Data Schedule.


                MMI Companies, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                (In thousands, except per share data)

                                              March 31,     December 31,
                                                1999           1998
                                             (Unaudited)
ASSETS
   INVESTMENTS
       Short-term investments...........  $   55,328     $   50,819
       Fixed maturities.................   1,126,972      1,150,622
       Preferred stocks.................      53,208         57,981
                                           1,235,508      1,259,422
   OTHER ASSETS
       Cash.............................      14,361         13,323
       Premium and fees receivable......     237,987        161,000
       Reinsurance receivables..........     343,309        336,518
       Prepaid reinsurance premiums.....      42,097         21,232
       Accrued investment income........      16,842         17,375
       Cost in excess of net assets of
        purchased subsidiaries,
        less accumulated amortization...      44,905         43,018
       Furniture and equipment - at cost,
        less accumulated depreciation...      11,194         14,702
       Deferred income taxes............      50,768         44,093
       Other............................      62,445         48,726
                                          $2,059,416     $1,959,409

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
     Policy liabilities:
       Loss and loss adjustment expense
        reserves:
        Medical malpractice liability...  $  672,651     $  672,647
        International...................     466,693        484,170
        Other...........................      24,641         19,256
                                           1,163,985      1,176,073
        Unearned premium reserves.......     225,384        141,939
        Future life policy benefits.....       8,418          8,326
                                           1,397,787      1,326,338
       Accrued expenses and other
        liabilities.....................      59,535         50,136
       Amounts due to reinsurers........      79,092         51,190
       Company-obligated, mandatorily
        redeemable preferred capital
        securities of subsidiary trust
        holding solely junior subordinated
        debentures of the Company......      118,869        118,817
                                           1,655,283      1,546,481

   STOCKHOLDERS' EQUITY
      Common Stock, par value $.10 per
       share:
       Authorized shares:  - 30,000
       Issued and outstanding shares:
       1999 - 19,028; 1998 - 19,059......      1,903          1,906
      Additional paid-in capital.........    220,318        221,649
      Retained earnings..................    160,735        160,226
      Accumulated other comprehensive
       income, net of taxes:
       1999 - $11,108; 1998 - $15,091....     21,177         29,147
                                             404,133        412,928
                                          $2,059,416     $1,959,409

           See notes to consolidated financial statements.

</PGAE>

              MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Income
              (In thousands, except per share data)
                            Unaudited

                                     Three Months
                                    Ended March 31,
                                    1999       1998

   REVENUES
   Insurance premiums earned:
    Medical malpractice
     liability...................   $ 39,261   $ 69,261
    International................     38,148     30,142
    Life and health..............      3,849      3,143
                                      81,258    102,546
   Consulting and fee income.....     15,053     11,000
   Net investment income.........     18,460     18,772
   Net realized gains on
   investments...................        189        829
      TOTAL REVENUES.............    114,960    133,147

   LOSSES AND EXPENSES
   Losses and loss adjustment
   expenses:
    Medical malpractice
     liability...................     34,108     62,052
    International................     24,054     18,561
    Life and health..............      3,657      2,488
                                      61,819     83,101
   Insurance and administrative
    expenses.....................     44,206     36,148
   Interest expense..............      2,536      2,435
      TOTAL LOSSES AND EXPENSES..    108,561    121,684

   INCOME BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS...      6,399     11,463
   Income taxes..................        533      2,045
   INCOME FROM CONTINUING
   OPERATIONS....................      5,866      9,418
   Discontinued operations:
    Loss from operations, net of
     tax: 1999-$372; 1998-$390           691        723
    Loss on sale, net of tax of
     $1,590                             2,952        --
     NET INCOME......................$  2,223  $  8,695

   Earnings per common and common
   equivalent share:
     Basic
      Income from continuing
       operations....................$   .31   $   .50
      Loss from discontinued
       operations....................   (.19)     (.04)
      Net income.....................$   .12   $   .46

       Diluted
        Income from continuing
         operations..................$   .31   $   .49
        Loss from discontinued
         operations..................   (.19)     (.04)
       Net income....................$   .12   $   .45

   Weighted average number of common
   and common equivalent shares:
   Basic............................    19,006   18,858
   Diluted..........................    19,270   19,431


         See notes to consolidated financial statements.

                      MMI Companies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except per share data)

                                                        Accumulated
                                                           Other
                                                       Comprehensive
                     Common Stock   Additional            Income,     Total
                    Number     Par    Paid-In   Retained    Net    Stockholders'
                  of Shares   Value   Capital   Earnings  of Taxes    Equity

Balance at
December 31, 1997    18,857   $1,886  $217,855  $154,929  $24,332   $399,002

Year ended
December 31, 1998:
Net income                                        11,364              11,364
Change in unrealized
gains (losses) on
investments, net
of taxes of $2,279 and
reclassification
adjustment                                                  4,815     4,815
Comprehensive
income                                                               16,179
Issuance of Common
Stock in connection
with acquisition of
subsidiary               66          6      1,394                     1,400
Issuance of Common
Stock in connection
with employee benefit
plans and exercise
of employee stock
options                  146         15     2,553                     2,568
Common Stock
repurchased              (10)        (1)     (153)                     (154)
Common cash
dividends ($.32 per
share)                                               (6,067)         (6,067)
Balance at
December 31, 1998     19,059      1,906   221,649   160,226  29,147  412,928

Three months ended
March 31, 1999
(unaudited):
Net income                                            2,223           2,223
Change in unrealized
gains (losses) on
investments, net
of taxes of ($3,983)
and reclassification
adjustment                                                    (7,970) (7,970)
Comprehensive loss                                                    (5,747)
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of employee
stock options           104         10       768                         778
Common Stock
repurchased            (135)       (13)   (2,099)                     (2,112)
Common cash
dividends ($.09 per
share)                                              (1,714)           (1,714)
Balance at March 31,
1999 (unaudited)     19,028    $ 1,903  $ 220,318  $160,735  $21,177 $404,133
                  See notes to consolidated financial statements.


                MMI Companies, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                           (In thousands)
                              Unaudited

                                                Three Months
                                               Ended March 31,
                                                1999      1998
OPERATING ACTIVITIES
   Net income...........................        $  2,223  $  8,695
   Adjustments to reconcile net income to net
    cash used by operating activities:
     Increase in policy liabilities.....          71,449    98,899
     Change in reinsurance balances.....             246    (5,408)
     Increase in premiums and fees
      receivable........................         (74,589)  (98,382)
     Increase in deferred income
      taxes.............................          (2,693)     (758)
     Increase in accrued investment
      income and other assets...........         (10,538)  (18,903)
     Decrease in accrued expenses and
      other liabilities.................            (466)   (3,741)
     Net realized gains on investments..            (189)     (829)
     Depreciation and amortization on
      investments and goodwill..........           2,568     1,733
     Loss on sale of discontinued
      operations........................           4,841        --
       Net cash used by operating
        activities......................          (7,148)  (18,694)

INVESTING ACTIVITIES
   Net purchase of short-term
    investments.........................         (1,996)     (454)
   Purchase of available-for-sale
    investments.........................       (106,627) (147,444)
   Sale of available-for-sale
    investments.........................        101,541   154,074
   Maturities of available-for-sale
    investments.........................         22,016    13,196
   Acquisition of subsidiary............         (6,874)       --
   Disposition of subsidiary............          4,000        --
   Furniture and equipment additions....           (826)   (1,559)
     Net cash provided by investing
      activities........................         11,234    17,813

FINANCING ACTIVITIES
   Issuance of Common Stock.............            778       550
   Repurchase of Common Stock...........         (2,112)       --
   Dividends............................         (1,714)   (1,523)
    Net cash used by financing
     activities.........................         (3,048)     (973)

   Increase (decrease) in cash..........          1,038    (1,854)
 Cash at beginning of period............         13,323     6,698
   Cash at end of period................      $  14,361  $  4,844

           See notes to consolidated financial statements.

                MMI Companies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                            March 31, 1999

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

2.   Discontinued Operations

     Effective March 31, 1999, MMI sold the net assets of Healthcare Credentials Management Services, its credentials verification organization subsidiary. MMI received $4,000,000 in cash proceeds. There was a loss on this transaction of $3,643,000, net of taxes of $1,962,000. Revenues for the three months ended March 31, 1999 and 1998 were $889,000 and $1,312,000, respectively.

     MMI will continue to service credentialing clients during a transition period. MMI will incur expenses and receive a service fee from the purchaser during this period of time. These amounts have been estimated and are included in the loss calculation.

3.  Acquisition of Applied Risk Management, Inc.

     In February 1999, MMI acquired Applied Risk Management (ARM), Inc., a privately held third party administrator and consulting firm that specializes in workers' compensation. Subsequent to the acquisition, ARM was integrated into Professional Risk Management
  (PRM), Inc., an MMI subsidiary that provides third party administration and consulting related to professional and general liability risks and claims primarily for self-insured organizations. The purchase price for ARM, including expenses, was $7,724,000 in cash.

4.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                   Three Months
                                  Ended March 31,
                                  1999      1998

        Net earnings              $ 2,223   $ 8,695

        Weighted average number
        of common shares
        outstanding                19,006    18,858

        Dilutive effect of
        stock options using the
        treasury stock
        method                        264       573

        Weighted average number
        of common and common
        equivalent shares
        outstanding                19,270    19,431

        Net earnings per common
        share                     $   .12   $   .46

        Net earnings per common
        and common equivalent
        share                     $   .12   $   .45

5.   Effect of New Pronouncements

      As of January 1, 1999, the Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires specific accounting treatment for internal use software. The adoption of SOP 98-1 did not have a material effect on consolidated operating results or financial position.

      In December 1997, the AcSEC issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." SOP 97-3 provides guidance on when an insurance enterprise should recognize a liability for guaranty fund or other assessments and how to measure the liability. SOP 97-3 was effective January 1, 1999. The adoption of SOP 97-3 did not have a significant impact on MMI's consolidated operating results or financial position.

6.   Industry Segments

      In 1998, MMI adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Presentation of MMI's operations has been classified and summarized into three reportable segments: domestic insurance, international insurance, and consulting and fees. Reportable segments are classified by the product lines of insurance and consulting and fees with insurance segments classified along geographic lines of domestic and international. Segment revenues and segment income
   (loss) exclude realized gains on investments. Intersegment revenues are not material. There are not individual customers that account for ten percent or more of MMI's revenues (in thousands).

                              Domestic   International  Consulting
                              Insurance    Insurance     And Fees   Total
   Three months ended March 31,
   1999:
   Revenues from external
   customers.....................  $43,110    $38,148    $15,053   $96,311
   Net investment income.........   12,246      6,214         --    18,460
   Total segment revenues........   55,356     44,362     15,053   114,771
   Net realized gains on
   investments...................                                      189
   Total revenues................                                  114,960

   Segment income (loss).........   2,682       4,056      (528)     6,210
   Net realized gains on
   investments...................                                      189
   Income from continuing opera-
   tions before income taxes.....                                $   6,399

   Three months ended March 31,
   1998:
   Revenues from external
   customers.....................  $72,404    $30,142    $11,000  $113,546
   Net investment income.........   11,545      7,227         --    18,772
   Total segment revenues........   83,949     37,369     11,000   132,318
   Net realized gains on
   investments...................                                      829
   Total revenues................                                  133,147

   Segment income (loss).........    4,448      6,424       (238)   10,634
   Net realized gains on
   investments...................                                      829
   Income from continuing opera-
   tions before income taxes.....                                $  11,463

Item 2. Management's  Discussion  and  Analysis  of  Financial
        Condition and Results of Operations

Results of Operations

   Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998.

    Revenues.  Gross  premiums  written  decreased  by   11.8%   to
$185,585,000 for the three months ended March 31, 1999 from $210,448,000 for the 1998 period. Net premiums written decreased by 16.2% to $143,971,000 from $171,865,000, and net premiums earned decreased by 20.8% to $81,258,000 from $102,546,000.

   Medical malpractice premiums earned decreased by 43.3% to $39,261,000 for the three months ended March 31, 1999 from
$69,261,000 for the 1998 period. International premiums earned increased 26.6% to $38,148,000 from $30,142,000 and life and health premiums earned increased by 22.5%, to $3,849,000 for the three months ended March 31, 1999 from $3,143,000 for the 1998 period. The Company's written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as for prior acts coverage for new insureds. During the first quarter, 1999, the Company's medical malpractice premiums earned included $906,000 in such one time premiums, a decrease of $29,613,000 in one-time premiums from the first quarter 1998 total of $30,519,000. Before one-time premiums, medical malpractice premiums earned decreased 1.0% to $38,355,000 at March 31, 1999 compared to the first quarter, 1998 and total net earned premiums increased 11.6% to $80,352,000 for the three months ended March 31, 1999 from $72,027,000 for the 1998 period.

   Consulting and fee income increased by 36.8% to $15,053,000 for the three months ended March 31, 1999 from $11,000,000 for the 1998 period. Included in the 1999 period are PRM revenues totaling $5,000,000 from the date of acquisition of ARM's assets, February 1, 1999.

  Net investment income decreased by 1.7% to $18,460,000 for the three months ended March 31, 1999 from $18,772,000 for the 1998 period. For the three month period, the Company had net realized gains on investments of $189,000 in 1999 compared to $829,000 in 1998.

  Losses and expenses. Losses and loss adjustment expenses ("LAE") decreased by 25.6% to $61,819,000 for the three months ended March 31, 1999 from $83,101,000 for the 1998 period. Medical malpractice liability losses and LAE decreased by 45.0% to
$34,108,000 for the three months ended March 31, 1999 from $62,052,000 for the 1998 period due to the decrease in one-time premiums in the first quarter, 1999. International losses and LAE increased 29.6% to $24,054,000 from $18,561,000 in the 1998 period and other losses and LAE increased to $3,657,000 from $2,488,000 in the first quarter 1998. The consolidated loss ratio decreased to 76.1% from 81.0% for the respective three month periods due to the decrease in one-time premiums which are recorded at a higher loss ratio than the company's core business.

  Insurance and administrative expenses increased by 22.3% to $44,206,000 for the three months ended March 31, 1998 from $36,148,000 for the 1998 period. The increase in administrative expense is primarily due to expenses associated with the inclusion of ARM since its date of acquisition in 1999 as well as an increase in brokerage expense related to the growth in international net earned premiums.

   Interest expense increased by 4.1% to $2,536,000 for the three months ended March 31, 1999 from $2,435,000 for the 1998 period. Debt outstanding totaled $118,869,000 at March 31, 1999 compared to $118,790,000 at March 31, 1998.

  Income taxes. Income taxes were $533,000 for the three months ended March 31, 1999 compared to $2,045,000 for the 1998 period due to lower pre-tax income in the current period.

   Income from continuing operations. Income from continuing operations decreased by 37.7% to $5,866,000 for the three months ended March 31, 1999 from $9,418,000 for the 1998 period due to a increase in policy acquisition and distribution costs for the domestic and international insurance segments and a small increase in the loss from the consulting and fee segment.

   Discontinued operations. Loss from discontinued operations, net of tax decreased by 4.4% to $691,000 for the three months ended March 31, 1999 from $723,000 for the 1998 period. Loss on disposal, net of tax was $2,952,000 for the three months ended March 31, 1999.

   Net  income.   Net income  was $2,223,000 for the  three  months
ended March 31, 1999 compared to $8,695,000 in the 1998 period.

   Net income per share. Diluted net income per common and common equivalent share was $.12 for the three months ended March 31, 1999 compared to $.45 for the 1998 period. Included in these amounts are $.01 in 1999 and $.03 in 1998 related to after-tax net realized gains on investments as well as a loss of $.19 per share in 1999 and $.04 per share in 1998 from discontinued operations.

Liquidity And Capital Resources

  As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In each of the three month periods ended March 31, 1999 and March 31, 1998, the Company received dividends of $1,500,000 from its subsidiaries. The Company received management fees from its subsidiaries of $6,200,000 for the three months ended March 31, 1999, compared to $6,988,000 in 1998.

  On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

  Cash used by operating activities was $7,148,000 for the three months ended March 31, 1999 compared to $18,694,000 for the three months ended March 31, 1998. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

  Cash provided by investing activities was $11,234,000 for the three months ended March 31, 1999 compared to $17,813,000 for the three months ended March 31, 1998. The decrease in cash provided by investing activities was primarily due to lower sales of investments in the first quarter 1999 compared to the same period in 1998.

    Cash used by financing activities was $3,048,000 for the three months ended March 31, 1999 compared to $973,000 for the three months ended March 31, 1998.

   The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 4.3% of fair value of total invested assets as of March 31, 1999. The estimated fair value of the Company's investment portfolio was $1,235,508,000 as of March 31, 1999 compared to $1,259,422,000 as of December 31, 1998. The March 31, 1999 amount includes net unrealized gains of $32,285,000, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Net unrealized gains as of December 31, 1998 were $44,238,000. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $55,328,000 or 4.5% of invested assets at March 31, 1999. The Company believes that all of its invested assets are readily marketable.

    Long-term debt consisting of Capital Securities totaled $118,869,000 at March 31, 1999. This amount relates to the Company's issuance of $125,000,000 of 30-year, non-callable Capital Securities in December, 1997.

  Stockholders' equity was $404,133,000 as of March 31, 1999 compared to $412,928,000 as of December 31, 1998. Dividends to stockholders were $1,714,000 for the three months ended March 31, 1999. During the quarter the unrealized gain, net of taxes on the Company's investment portfolio declined by $7,970,000 and also during the quarter the Company repurchased 135,000 shares of its common stock for $2,112,000.

Year 2000

  The Company has implemented an enterprise-wide plan to address Year 2000 ("Y2K") issues across all of its technology platforms as well as to reasonably assure that its critical business partners are prepared for business continuity.

   The phases of the Company's work plan are assessment, role definitions, inventory and analysis, coding, testing and implementation/confirmation. The majority of system modifications and conversions have been completed. The Company is working closely with its business partners and suppliers to ensure alignment in addressing the Y2K issue.

   MMI has completed the modifications, testing and implementation of its main insurance and financial systems, making these applications Y2K compliant. Additionally, system-wide Y2K simulations are scheduled throughout 1999. The cost to address Y2K issues is expected to be less than $600,000, and is being expensed as incurred. Costs associated with Year 2000 have totaled $547,000 through March 31, 1999.

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



     E.   Forward-Looking Information:

          Certain matters referred to above regarding Y2K contain forward-looking statements that involve risks and uncertainties. In particular, the general business community's readiness for the Y2K and the Company's potential underwriting exposure to Y2K claims are difficult to predict. To that extent, MMI claims the protection of the disclosure liability safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on April 22, 1999. The following directors were elected at the meeting: B. Frederick Becker, K. James Ehlen, M.D., Andrew D. Kennedy, Edward
C. Peddie and Joseph D. Sargent. The proposal to approve the 1999 Stock Option Plan was voted upon and approved at the meeting. The proposal to amend the 1993 Employee Stock Plan was voted upon and approved at the meeting. The Stockholders' Proposal Concerning the Shareholder Rights Plan was voted upon and approved at the meeting. The proposal to ratify the appointment of Ernst & Young LLP as independent auditors was also voted upon and passed at the meeting.

     The following table sets forth the number of votes cast for, against or withheld, and number of abstentions and broker non-votes for each matter voted upon at the meeting (in thousands):

                                           Against    Abstentions
   Matter                        For       or         and Broker
                                           Withheld   Non-Votes
   Election of Directors as a
   slate.......................  15,749    126

   Election of Directors:
   B. Frederick Becker.........  15,743    132        -
   James Ehlen, M.D............  15,176    699        -
   Andrew D. Kennedy...........  15,716    159        -
   Edward C. Peddie............  15,715    160        -
   Joseph D. Sargent...........  15,746    129        -

   Approval of the 1999 Stock
   Option Plan.................  9,693     4,436      1,746

   Approval to Amend the 1993
   Stock Option Plan...........  12,900    2,959      16

   Stockholder's Proposal
   Concerning the Shareholder
   Rights Plan.................  10,332    3,709      1,834

   Ratification of Ernst &
   Young LLP.................    15,799    68         8


Item 6.  Exhibits and Reports on Form 8-K

  A.Exhibits

     10.1    Eighth Amendment to Lease for Corporate 500 Centre

     10.2    MMI Companies, Inc. 1999 Stock Option Plan

     27.     Financial Data Schedule.

  B.   Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter.



                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MMI Companies,Inc.
                                           (Registrant)



Date: May 11, 1999
                                        /s/B. Frederick Becker
                                        B. Frederick Becker
                                        Chairman and Chief
                                        Executive Officer
Date: May 11, 1999

                                        /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer

