Form 10-Q
period 1999-06-30
MMI COMPANIES INC
filed 1999-08-12
CIK 767308

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                  FORM 10-Q

                (X)  Quarterly report under section 13 or
               15(d) of the Securities Exchange Act of 1934.
                  For the quarter ended June 30, 1999.
                                     or
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

        There were 19,148,869 shares outstanding of the registrant's common stock, $0.10 par value, as of August 10, 1999.


                         MMI Companies, Inc. and
                            Subsidiaries Index

                                                  Page No.
Part I.  Financial Information

          Item 1. Financial Statements

               Consolidated Balance Sheets             3

               Consolidated Statements of              4
               Income

               Consolidated Statements of              5
               Stockholders' Equity

               Consolidated Statements of              6
               Cash Flows

               Notes to Consolidated                 7-9
               Financial Statements

          Item 2.  Management's Discussion          9-12
                   and Analysis of
                   Financial Condition and
                   Results of Operations

Part II.  Other Information

          Item 2.  Changes in Securities              13
                   and Use of Proceeds
          Item 4.  Submission of Matters to
                   a Vote of Security Holders
          Item 6.  Exhibits and Reports on
                   Form 8-K

Signatures                                            14

EXHIBITS:
          10.1      MMI  Companies,  Inc.   1993
                    Employee Stock Option Plan.
          10.2      MMI Companies, Inc.
                    1996 Non-Employee Director
                    Stock and Deferred Cash
                    Compensation Plan
          27.       Financial Data Schedule.


                    MMI Companies, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                    (In thousands, except per share data)

                                            June 30,          December 31,
                                              1999               1998
                                          (Unaudited)
ASSETS
  INVESTMENTS
    Short-term investments......          $40,937             $50,819
    Fixed maturities............        1,068,635           1,150,622
    Preferred stocks............           54,004              57,981
                                        1,163,576           1,259,422
   OTHER ASSETS
    Cash........................           21,909              13,323
    Premium and fees receivable.          209,465             161,000
    Reinsurance receivables.....          345,358             336,518
    Prepaid reinsurance premiums           36,229              21,232
    Accrued investment income...           17,248              17,375
    Cost in excess of net
    assets of purchased subsidiaries,
    less accumulated amortization          43,512              43,018
    Furniture and equipment -
    at cost, less accumulated
    depreciation................           10,523              14,702
    Deferred income taxes.......           59,996              44,093
    Other.......................           59,074              48,726
                                       $1,966,890          $1,959,409

LIABILITIES AND STOCKHOLDERS'
EQUITY LIABILITIES
   Policy liabilities:
   Loss and loss adjustment
   expense reserves:
   Medical malpractice liability.     $  650,537           $  672,647
   International.................        457,093              484,170
   Other.........................         26,600               19,256
                                       1,134,230            1,176,073
   Unearned premium reserves.....        197,812              141,939
   Future life policy benefits...          8,403                8,326
                                       1,340,445            1,326,338
   Accrued expenses and other
   liabilities...................         54,664               50,136
   Amounts due to reinsurers.....         59,397               51,190
   Company-obligated, mandatorily
   redeemable preferred capital
   securities of subsidiary trust
   holding solely junior
   subordinated debentures
   of the Company................        118,922              118,817
                                       1,573,428            1,546,481
STOCKHOLDERS' EQUITY
   Common Stock, par value $.10
    per share:
    Authorized shares: - 30,000
    Issued and outstanding
    shares: 1999 - 19,149;
    1998 - 19,059...............          1,915               1,906
    Additional paid-in capital..        222,457             221,649
    Retained earnings...........        164,376             160,226
    Accumulated other comprehensive
    income, net of taxes:
    1999 - $2,540; 1998 - $15,091.        4,714              29,147
                                        393,462             412,928
                                     $1,966,890          $1,959,409

     See notes to consolidated financial statements.


                            MMI Companies, Inc. and
                           Subsidiaries Consolidated
                              Statements of Income
                     (In thousands, except per share data)
                                   Unaudited

                                   Three Months       Six Months
                                   Ended June 30,     Ended June 30,
                                   1999     1998      1999     1998
REVENUES
Insurance premiums earned:
Medical malpractice
liability......................   $40,680    $40,975  $79,941    $110,236
International..................    36,857     30,573   75,005      60,715
Life and health................     6,210      3,543   10,059       6,686
                                   83,747     75,091  165,005     177,637
Consulting and fee income......    16,234     11,816   31,287      22,816
Net investment income..........    17,931     18,966   36,391      37,738
Net realized gains (losses) on
investments....................       (97)       204       92       1,033
TOTAL REVENUES.................   117,815    106,077  232,775     239,224

LOSSES AND EXPENSES
Losses and loss adjustment
expenses:
Medical malpractice liaiblity..   34,848      35,959    68,956     98,011
International..................   26,124      19,704    50,178     38,265
Life and health................    6,229       2,548     9,886      5,036
                                  67,201      58,211   129,020    141,312
Insurance and administrative
expenses.......................   42,170      34,741    86,376     70,889
Interest expense...............    2,755       2,462     5,291      4,897
TOTAL LOSSES AND EXPENSES......  112,126      95,414   220,687    217,098

INCOME BEFORE INCOME TAXES AND
DISCONTINUED OPERATIONS........    5,689      10,663    12,088     22,126
Income taxes...................      311       1,538       844      3,583
INCOME  FROM CONTINUING
OPERATIONS.....................    5,378       9,125    11,244     18,543
Discontinued operations:
Loss from operations, net
Of tax: 3 months 1998 - $345;
6 months 1999 - $372;
6 months 1998 - $735...........        -         641       691     1,364
Loss on sale, net of tax of
$1,590.........................        -           -     2,952         -
NET INCOME.....................   $5,378      $8,484    $7,601   $17,179

Earnings per common and common
equivalent share:
Basic:
Income from continuing
operations.....................   $  0.28     $  0.48    $ 0.59   $  0.98
Loss from discontinued
operations.....................         -       (0.03)    (0.19)    (0.07)
NET INCOME.....................   $  0.28     $  0.45    $ 0.40   $  0.91
Diluted:
Income from continuing
operations.....................   $  0.28     $  0.47    $ 0.58   $  0.95
Loss from discontinued
operations.....................         -       (0.03)    (0.19)    (0.07)
NET INCOME.....................   $  0.28     $  0.44    $ 0.39   $  0.88

                 See notes to consolidated financial statements.

                 MMI Companies, Inc. and Subsidiaries
                     Consolidated Statements of
                        Stockholders' Equity
                (In thousands, except per share data)

                                                Accumulated Other
                Common Stock   Additional         Comprehensive      Total
                Number  Par    Paid-In    Retained   Income,      Stockholders'
             of Shares Value   Capital    Earnings  Net of Taxes     Equity
Balance at
December 31,
1997:         18,857   $1,886  $217,855   $154,929  $24,332        $399,002
Year ended
December 31,
1998:
Net income:                                 11,364                   11,364
Change in
unrealized gains
(losses) on
investments,net
of taxes of
$2,279 and
reclassification
adjustment:                                           4,815           4,815
Comprehensive
income:                                                              16,179
Issuance of Common
Stock in connection
with acquisition
of subsidiary:   66         6     1,394                              1,400
Issuance of Common
Stock in connection
with employee
benefit plans and
and exercise of
employee stock
options:        146        15     2,553                               2,568
Common Stock
repurchased:    (10)       (1)     (153)                               (154)
Common cash
dividends ($.32
per share):                                 (6,067)                  (6,067)
Balance at
December 31,
1998:        19,059     1,906   221,649    160,226    29,147        412,928

Six  months
ended June
30, 1999
(unaudited):
Net income                                  7,601                     7,601
Change in
unrealized
gains (losses)
on investments,
net of taxes
of ($12,551)
and
reclassification
adjustment:                                          (24,433)       (24,433)
Comprehensive loss                                                  (16,832)
Issuance of Common
Stock in connection
with acquisition
of subsidiary:  117       12     1,813                                1,825
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of
employee stock
options:       113        11    1,168                                 1,179
Common Stock
repurchased:  (140)      (14)  (2,173)                               (2,187)
Common cash
dividends ($.18
per share):                                (3,451)                   (3,451)
Balance at
June 30, 1999
(unaduited): 19,149   $1,915 $222,457    $164,376       $4,714     $393,462

         See notes to consolidated financial statements.

                         MMI Companies, Inc. and
                  Subsidiaries Consolidated Statements
                             of Cash Flows
                            (In thousands)
                              Unaudited

                                                 Six Months
                                                Ended June 30,
                                               1999        1998
OPERATING ACTIVITIES
Net income.......................              $   7,601   $  17,179
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
Increase in policy liabilities...                 14,107      79,671
Change in reinsurance
balances.........................                (15,630)    (13,000)
Increase in premium and fees
receivable.......................                (45,828)    (44,036)
Increase in deferred income
taxes............................                ( 3,352)     (2,128)
Increase in accrued investment
income and other assets..........                 (8,380)    (15,580)
Change in accrued expenses and
other liabilities................                 (3,436)      1,468
Net realized gains on
investments......................                    (92)     (1,033)
Depreciation and amortization on
investments and goodwill.........                  4,899       4,249
Loss on sale of discontinued
operations......................                   4,542           -
Net cash (used) provided by
operating activities............                 (45,569)     26,790

INVESTING ACTIVITIES
Net sale (purchase) of short-term
investments.....................                  13,469      (4,624)
Purchases of available-for-
sale investments................                (201,211)   (345,962)
Sales of available-for-sale
investments.....................                 212,131     301,731
Maturities of available-for-
sale investments................                  38,669      35,831
Acquisitions of subsidiaries....                  (7,222)          -
Disposition of subsidiary.......                   4,299           -
Furniture and equipment
additions.......................                  (1,368)     (3,248)
Net cash provided (used) by
investing activities............                  58,767     (16,272)

FINANCING ACTIVITIES
Issuance of Common Stock........                   1,026         923
Repurchase of Common Stock......                  (2,187)          -
Dividends.......................                  (3,451)     (3,041)
Net cash used by financing
activities......................                  (4,612)     (2,118)

Increase in cash................                   8,586       8,400
Cash at beginning of period.....                  13,323       6,698
Cash at end of period...........               $  21,909   $  15,098

             See notes to consolidated financial statements.


                    MMI Companies, Inc. and Subsidiaries
                       Notes to Consolidated Financial
                          Statements June 30, 1999

1.   Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial
  information.   Accordingly, they do not include all of the
  information and footnotes required by generally accepted accounting principles for complete financial statements.
  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

2.   Discontinued Operations

     Effective March 31, 1999, MMI sold the net assets of Healthcare Credentials Management Services, its credentials verification organization subsidiary. MMI received $4,000,000 in cash proceeds. There was a loss on this transaction of $3,643,000, net of taxes of $1,962,000. Revenues for the three months ended March 31, 1999 and six months ended June 30, 1999 were $889,000 and for the three and six months ended June 30, 1998 were $1,245,000 and $2,557,000, respectively.

     MMI will continue to service credentialing clients during a transition period. MMI will incur expenses and receive a service fee from the purchaser during this period of time. These amounts have been estimated and are included in the loss calculation.

3.   Acquisitions

     In February 1999, MMI acquired Applied Risk Management (ARM), Inc., a privately held third party administrator and consulting firm that specializes in workers' compensation. Subsequent to the acquisition,
  ARM  was integrated into Professional Risk Management (PRM), Inc., an
  MMI subsidiary that provides third party administration and consulting related to professional and general liability risks and claims primarily
  for self-insured organizations.   The purchase price for ARM, including
  expenses, was $7,724,000 in cash. This acquisition was accounted for as a purchase.

     In April 1999, MMI issued 117,143 shares of common stock in connection with the acquisition of a 20% minority interest in MMedica Insurance Limited, now a wholly owned subsidiary of MMI
  Companies, Inc.

4.   Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):


                                  Three Months       Six Months
                                 Ended June 30,     Ended June 30,
                                 1999      1998     1999      1998
Net earnings...............      $ 5,378   $ 8,484  $ 7,601   $17,179
Weighted average number of
common shares outstanding..       19,102    18,927   19,054    18,893
Dilutive effect of stock
options using the
treasury stock method......          197       504      230       538
Weighted average number
of common and common
equivalent shares
outstanding...............       19,299      19,431  19,284    19,431
Net earnings per common
share.....................      $  0.28     $  0.45  $ 0.40    $ 0.91
Net earnings per common
and common equivalent
share....................       $  0.28     $  0.44  $ 0.39    $ 0.88


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

6.   Industry Segments

    Presentation of MMI's operations has been classified and summarized into three reportable segments: domestic insurance, international insurance, and consulting and fees. Reportable segments are classified by the product lines of insurance and consulting and fees with insurance segments classified along geographic lines of domestic and international. Segment revenues and segment income (loss) exclude realized gains on
  investments.  Intersegment reveues are not material.   There are no
  individual customers that account for ten percent or more of MMI's revenues (in thousands).

                               Three Months           Six Months
                               Ended June 30,        Ended June 30,
                               1999      1998        1999      1998
Domestic insurance segment:
Total segment revenues         $ 58,952  $ 56,633    $114,308  $140,582
Segment income (loss)             2,479     5,074       5,161     9,522

International insurance
segment:
Total segment revenues         $ 42,726    37,424    $ 87,088    74,793
Segment income                   3,483      4,554       7,539    10,978

Consulting and fee segment:
Total segment revenues         $ 16,234  $ 11,816    $ 31,287  $ 22,816
Segment income (loss)              (176)      831        (704)      593

Total:
Total segment revenues         $117,912  $105,873    $232,683  $238,191
Net realized gains on
investments                         (97)      204          92     1,033
Total Revenues                  117,815   106,077     232,775   239,224

Segment income                    5,786    10,459      11,996    21,093
Net realized gains on
investments                         (97)      204          92     1,033
Income from continuing
operations before income taxes  $ 5,689  $ 10,663    $ 12,088  $ 22,126


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six  Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.

    Revenues. Gross premiums written decreased by 4.4% to $266,715,000 for the six months ended June 30, 1999 from $279,000,000 for the 1998 period. Net premiums written decreased by 8.1% to $206,195,000 from $224,430,000, and net premiums earned decreased by 7.1% to $165,005,000 from $177,637,000. For the three months ended June 30, 1999 gross premiums written increased by 18.3% to $81,131,000 from $68,551,000, net premiums written increased by 18.4% to $62,224,000 from $52,565,000 and net premiums earned increased by 11.5% to $83,747,000 from $75,091,000.

    Medical malpractice premiums earned decreased by 27.5% to $79,941,000 for the six months ended June 30, 1999 from $110,236,000 for the 1998 period and decreased by 0.7% to $40,680,000 from $40,975,000 for the three month period. International premiums earned increased 23.5% to $75,005,000 from $60,715,000 for the 1998 period and increased by
  20.6% to $36,857,000 from $30,573,000 for the three month period.  Life and health premiums earned increased by 50.4%, to $10,059,000 for the six months ended June 30, 1999 from $6,686,000 for the 1998 period and increased by 75.3% to $6,210,000 from $3,543,000 for the three month period. The Company's written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as for prior acts coverage for new insureds. During the first six months of 1999, the Company's medical malpractice premiums earned included $5,534,000 in such one time premiums, a decrease of $27,003,000 in one-time premiums from the
  first six months, 1999.   The decrease in one time premiums occurred
  during the first quarter, 1999. International premiums increased in the three and six month periods due primarily to growth in the Company's participation in Lloyd's syndicates.

    Consulting and fee income increased 37.1% to $31,287,000 for the six months ended June 30, 1999 from $22,816,000 for the 1998 period and increased 37.4% to $16,234,000 from $11,816,000 for the three month period. Included in the 1999 three and six month periods are revenues related to ARM totaling $6,500,000 and $11,500,000, respectively, from the date of acquisition in February 1999.

    Net investment income decreased by 3.6% to $36,391,000 for the six months ended June 30, 1999 from $37,738,000 for the 1998 period and decreased 5.5% to $17,931,000 compared to $18,966,000 for the three month period. The decrease in investment income is due to a decrease in invested assets.
  For the three months ended June 30, 1999 and 1998, the Company had net realized losses on investments of $97,000 in 1999 and net realized gains of $204,000 in 1998. For the six months ended June 30, 1999 and 1998, the Company had net realized gains of $92,000 and $1,033,000, respectively.

    Losses and expenses. Losses and loss adjustment expenses ("LAE") decreased by 8.7% to $129,020,000 for the six months ended June 30, 1999 from $141,312,000 for the 1998 period and increased by 15.4% to $67,201,000 from $58,211,000 for the three month period. Medical malpractice liability losses and LAE decreased by 29.6% to $68,956,000 for the six months ended June 30, 1999 from $98,011,000 for the 1998 period, due to the increase in one-time premiums in the first quarter 1998 and decreased by 3.1% to $34,848,000 from $35,959,000 for the three month period. International losses and LAE increased 31.1% to $50,178,000 from $38,265,000 in the 1998 six month period and increased by 32.6% to $26,124,000 from $19,704,000 for the three month period. Life and health losses and LAE increased to $9,886,000 from $5,036,000 in the six months and increased to $6,229,000 in the three months ended June 30, 1999 from $2,548,000 in the prior year. Life and health losses and LAE increased due to the increase in life and health earned premiums. The consolidated loss ratio decreased to 78.2% from 79.6% for the respective six month periods due to a higher loss ratio associated with the one-time premiums in 1998.

    Insurance and administrative expenses increased by 21.8% to $86,376,000 for the six months ended June 30, 1999 from $70,889,000 for the 1998 period and increased by 21.4% to $42,170,000 from $34,741,000 for the three month
  period.   The increase in administrative expenses is principally due to the inclusion of ARM since its date of acquisition in 1999 and, for the three month period were favorably impacted in 1998 by an adjustment to reinsurance recoverables of $2,383,000.

    Interest expense increased by 8.0% to $5,291,000 for the six months ended June 30, 1999 from $4,897,000 for the 1998 period and increased by 11.9% to $2,755,000 from $2,462,000 for the three month period. Debt outstanding totaled $118,922,000 at June 30, 1999 compared to $118,817,000 at December 31,1998.

    Income taxes.  Income taxes were $844,000 for the six months ended
  June 30, 1999 compared to $3,583,000 for the 1998 period and for the three month period were $311,000 in 1999 compared to $1,538,00 in the prior year. Income taxes decreased for the three and six months due to lower pre-tax income in 1999.

    Net income. Net income decreased by 55.8% to $7,601,000 for the six months ended June 30, 1999 from $17,179,000 for the 1998 period and decreased 36.6% to $5,378,000 from $8,484,000 for the three month period.

    Net income per share. Diluted net income per common and common equivalent share decreased to $0.39 for the six months ended June 30,
  1999 from $0.88 for the 1998 period.   For the three months ended June 30,
  diluted net income per share was $0.28 in 1999 and $0.44 per share in 1998. Included in the three and six month 1998 amounts are $.01 and $.03, respectively, related to after-tax realized gains on investments. Also included is a loss of $.19 and $.07 per share in the six months ended June 30, 1999 and 1998, respectively, as well as a loss of $.03 in the three months ended June 30, 1998 from discontinued operations.

Liquidity And Capital Resources

    As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the six month periods ended
  June 30, 1999 and June 30,  1998, the Company received dividends of
  $3,000,000 from its subsidiaries.   The Company received management
  fees from its subsidiaries of $12,000,000 for the six months ended
  June 30 1999, compared to $11,975,000 in 1998.

    On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

    Cash used by operating activities was $45,569,000 for the six months ended June 30, 1999 compared with cash provided of $26,790,000 for the six months ended June 30, 1998. Because of variability related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from quarter to quarter. Cash used was impacted by an increase in paid losses and loss adjustment expenses for the quarter ended June 30, 1999.


    Cash provided by investing activities was $58,767,000 for the six months ended June 30, 1999 compared to cash used of $16,272,000 for the six months ended June 30, 1998.

    Cash used by financing activities was $4,612,000 for the six months ended June 30, 1999 compared to $2,118,000 for the six months ended June 30, 1998.

    The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was 4.6% of fair value of total invested assets as of June 30 1999. The estimated fair value of the Company's investment portfolio was $1,163,576,000 as of June 30, 1999 compared to $1,259,422,000 as of December 31, 1998. The
  June 30, 1999 amount includes net unrealized gains of $7,254,000 which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Net unrealized gains as of December 31, 1998 were $44,238,000. The decrease in the unrealized gain is due to an increase in interest rates during the first six months of 1999. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $40,937,000 or 3.5% of invested assets at June 30, 1999. The Company believes that all of its invested assets are readily marketable.

    Long-term debt consisting of Capital Securities totaled $118,922,000 at June 30, 1999. This amount relates to the Company's issuance of $125,000,000 of 30-year, non-callable Capital Securities in December, 1997.

    Stockholders' equity was $393,462,000 as of June 30, 1999 compared to $412,928,000 as of December 31, 1998. Dividends to stockholders were $3,451,000 for the six months ended June 30, 1999. The decrease is principally a result of the change in Accumulated Other Comprehensive Income, Net of Taxes emanating from the increase in interest rates.

Year 2000
    The Company has implemented an enterprise-wide plan to address Year
  2000 ("Y2K") issues across all of its technology platforms as well as to reasonably assure that its critical business partners are prepared for business continuity. The phases of the Company's work plan were assessment, role definition, inventory and analysis, coding, testing and implementation/confirmation. All system modifications and conversions have been completed and we believe all mission critical applications are now Y2K compliant. Additionally, system-wide Y2K simulations have been completed for these systems. The cost to address all Y2K issues through June 30, 1999 has totaled $637,000. At this time the Company believes that it has incurred all material expenses related to Y2K.

     A.   State of Readiness:

          The Company has thoroughly completed the assessment, role definition, and inventory and analysis phases which encompass hardware, software (third-party and internally-developed), embedded technologies, and non-IT systems.

          All of the identified critical internally-developed information technologies (IT) have been modified, tested and implemented.

          The Company is addressing Y2K compliance of third-party IT vendors through a combination of written correspondence and internal testing. All identified critical third-party IT vendors have been contacted and asked to document compliance. All
          Y2K compliance by material third-party vendors has been either internally tested by MMI or documented by the third-party.
          MMI is currently planning the implementation for any necessary modifications based on vendor comments.

          The Company has contacted related non-IT parties to ensure Y2K compliance. The Company believes failure of non-IT systems would not have a material effect on the Company's operations.


     B.   Material Third Party Relationships:

          The Company relies on continued normal operations of entities such as brokers, reinsurers, banks, money managers and benefit plan administrators. Diligent action is underway to ensure alignment with these business partners, even though the Company believes disruption relating to these institutions would not have a material effect on operations or financial performance.

     C.   Contingency Plans:

          MMI plans to leverage existing disaster recovery plans relating
          to technology and business continuity.   Both sets of plans have
          been reviewed as to their application to the Y2K issue and any necessary changes will be made by October 31, 1999. In addition, contingency plans are being developed in conjunction with the scheduled 1999 simulations of critical information technologies.

     D.   Other:

          MMI has conducted a comprehensive review of its underwriting guidelines and will, where appropriate, exclude Y2K exposures. MMI believes, as a basic principle of insurance, that nonfortuitous losses are not covered under its policies of insurance even without specific exclusions. With respect to its domestic insurance operations, if underwriting reveals an acceptable risk, an endorsement will be attached that affirmatively grants Y2K coverage under the professional liability coverage part and excludes Y2K under the general
          liability coverage part.   With respect to reinsurance
          contracts, it is unusual to apply specific Y2K exclusions to these contracts and there may or may not be such exclusions in the original policies, depending on exposure, class of service or industry, and original coverage. For these reasons, MMI believes that its exposure to Y2K claims is not material. However, because of lack of legal precedent, it is impossible to predict what, if any, exposure insurance ompanies may ultimately have for Y2K claims, whether coverage for the issue is included or specifically excluded.

Forward-Looking Information:

    Certain matters referred to herein contain forward-looking statements that involve risks and uncertainties. Forward looking statements include the information concerning possible or assumed future results of operations and adequacy of reserves. To that extent, MMI claims the protection of the disclosure liability safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
  MMI assumes no duty to update such forward-looking statements. These factors include successful execution of the Company's operating plans, the level of continued demand for its products and services, actions of competitors with respect to products and pricing, future reserve development, levels of future expenses, evolution of the healthcare industry, the Company's principal market, general equity market conditions, and regulatory and legal uncertainties.



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

 (a)  Not applicable.

 (b)  Not applicable.

 (c) 117,143 shares of common stock were issued on April 30, 1999 to VMD Gesellschaft fur VersicherungsVermittlung mbH in connection with the acquisition of such entity's 20% interest in MMedica Insurance Limited, now a wholly owned subsidiary of MMI Companies, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company reported the results of its annual stockholders meeting held on April 22, 1999, in Form 10Q for the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

  A.     Exhibits

     10.1.      MMI Companies, Inc. 1993
                Employee Stock Option Plan

      10.2. MMI Companies, Inc. 1996 Non- Employee Director Stock and Deferred Cash Compensation Plan

      27.       Financial Data Schedule.

   B.     Reports  on  Form 8-K.

          No reports on Form 8-K were filed during the quarter.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MMI Companies,   Inc.
                                            (Registrant)



Date: August 12, 1999                    /s/B. Frederick Becker
                                         B. Frederick Becker
                                         Chairman and Chief Executive Officer



Date: August 12, 1999

                                        /s/Paul M. Orzech
                                        Paul M. Orzech
                                        Executive Vice President and
                                        Chief Financial Officer
