Form 10-Q
period 1999-09-30
MMI COMPANIES INC
filed 1999-11-12
CIK 767308

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

            (X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarter ended September 30, 1999.

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

There were 19,173,171 shares outstanding of the registrant's common stock, $0.10 par value, as of November 12, 1999.

                              Page 1 of 14

                   MMI Companies, Inc. and Subsidiaries
                                   Index


                                                      Page No.
Part I.  Financial Information

          Item 1.  Financial Statements

               Consolidated Balance Sheets             3

               Consolidated Statements of              4
               Operations

               Consolidated Statements of              5
               Stockholders' Equity

               Consolidated Statements of              6
               Cash Flows

               Notes to Consolidated                   7
               Financial Statements

          Item 2.  Management's Discussion            10
                   and Analysis of
                   Financial Condition and
                   Results of Operations

          Item 3.  Quantitative and Qualitative       13
                   Disclosure About Market Risk

Part II.  Other Information

          Item 6.  Exhibits and Reports on            13
                   Form 8-K

Signatures                                            14

EXHIBITS:

      27. Financial Data Schedule


                MMI Companies, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                (In thousands, except per share data)

                                   September 30,         December 31,
                                      1999                   1998
                                   (Unaudited)
ASSETS
 INVESTMENTS
   Short-term investments:         $   76,468            $   50,819
   Fixed maturities:                1,032,850             1,150,622
   Preferred stocks:                   51,195                57,981
                                    1,160,513             1,259,422
OTHER ASSETS
   Cash:                               37,045                13,323
   Premium and fees receivable:       198,098               161,000
   Reinsurance receivables:           343,491               336,518
   Prepaid reinsurance premiums:       32,755                21,232
   Accrued investment income:          16,134                17,375
   Cost in excess of net assets
   of purchased subsidiaries,
   less accumulated amortization:      36,275                43,018
   Furniture and equipment -
   at cost, less accumulated
   depreciation:                       12,583                14,702
   Deferred income taxes:              90,481                44,093
   Other:                              60,342                48,726
                                   $1,987,717            $1,959,409

LIABILITIES AND STOCKHOLDERS'
EQUITY
  LIABILITIES
   Policy liabilities:
   Loss and loss adjustment
   expense reserves:
   Medical malpractice liability:  $  695,668            $  672,647
   International:                     493,744               484,170
   Other:                              30,744                19,256
                                    1,220,156             1,176,073

   Unearned premium reserves:         187,185               141,939
   Future life policy benefits:         7,814                 8,326
                                    1,415,155             1,326,338
   Accrued expenses and other
   liabilities:                        64,978                50,136
   Amounts due to reinsurers:          73,791                51,190
   Company-obligated, mandatorily
   redeemable preferred
   capital securities of
   subsidiary trust holding
   solely junior subordinated
   debentures of the Company:         118,975               118,817
                                    1,672,899             1,546,481

STOCKHOLDERS' EQUITY
  Common Stock, par value
  $.10 per share:
  Authorized shares:  - 30,000
  Issued and outstanding shares:
  1999 - 19,173; 1998 - 19,059:         1,917                 1,906
  Additional paid-in capital:         222,650               221,649
  Retained earnings:                   93,327               160,226
  Accumulated other
  comprehensive income
  (loss), net of taxes:
  1999 - $(1,654); 1998 - $15,091:     (3,076)               29,147
                                      314,818               412,928
                                   $1,987,717            $1,959,409

              See notes to consolidated financial statements.

                   MMI Companies, Inc. and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                Unaudited

                               Three Months           Nine Months
                            Ended September 30,    Ended September 30,
                             1999       1998        1999       1998
REVENUES

Insurance premiums earned:
 Medical malpractice
 liability:                 $ 41,245    $42,114    $121,186    $152,350
 International:               61,723     32,599     136,728      93,314
 Life and health:              5,207      2,754      15,266       9,440
                             108,175     77,467     273,180     255,104
Consulting and fee
 income:                      14,787     10,833      46,074      33,649
 Net investment income:       17,623     19,372      54,014      57,110
 Net realized gains (losses)
 on investments:                (715)       957        (623)      1,990
TOTAL REVENUES:              139,870    108,629     372,645     347,853

LOSSES AND EXPENSES

Losses and loss
 adjustment expenses:
 Medical malpractice
 liability:                   98,746    55,221     167,702     153,232
 International:               73,817    24,233     123,995      62,498
 Life and health               5,874     2,527      15,760       7,563
                             178,437    81,981     307,457     223,293
 Insurance and
 administrative expenses:     63,732    39,626     150,108     110,515
 Interest expense:             2,421     2,491       7,712       7,388
TOTAL LOSSES AND
EXPENSES:                    244,590   124,098     465,277     341,196

INCOME (LOSS) BEFORE
INCOME TAXES
AND DISCONTINUED
OPERATIONS:                 (104,720)  (15,469)    (92,632)      6,657
 Income taxes (credit):      (35,371)   (3,186)    (34,527)        397
INCOME (LOSS) FROM
CONTINUING
OPERATIONS:                  (69,349)  (12,283)    (58,105)     6,260
Discontinued operations:
 Loss from operations,
 net of tax:
 3 months 1998 - $388;
 9 months 1998 - $1,123;
 9 months 1999 - $372:            --       720         691      2,084
 Loss on sale, net of
 tax of $1,509:                   --        --       2,952         --
NET INCOME (LOSS):         $ (69,349)  $(13,003)  $(61,748)   $ 4,176

Earnings (loss) per common
and common equivalent share:

Basic:
Income (loss) from
continuing operations:     $ (3.62)    $ (0.65)    $ (3.04)    $ 0.33
Loss from discontinued
operations:                     --       (0.04)      (0 19)     (0.11)
NET INCOME (LOSS):         $ (3.62)    $ (0.69)    $ (3.23)    $ 0.22

Diluted:
 Income (loss) from
 continuing operations:    $ (3.62)    $ (0.65)    $ (3.04)    $ 0.33
 Loss from discontinued
 operations:                    --       (0.04)      (0.19)     (0.11)
NET INCOME (LOSS):         $ (3.62)      (0.69)      (3.23)      0.22

                    See notes to consolidated financial statements.

                        MMI Companies, Inc. and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
                       (In thousands, except per share data)

                                                   Accumulated
                     Common                           Other
                     Stock     Additional          Comprehensive      Total
                  Number  Par   Paid-In   Retained  Income(Loss)  Stockholders'
                of Shares Value Capital   Earnings  Net of Taxes    Equity
Balance at
December 31,
1997:           18,857    $  1,886  $217,855  $154,929  $ 24,332     $399,002

Year ended
December 31,
1998:
Net income:                                     11,364                 11,364
Change in
unrealized gains
(losses) on
investments, net
of taxes of
$2,279 and
reclassification
adjustment:                                                4,815       4,815
Comprehensive
income:                                                               16,179
Issuance of Common
Stock in connection
with acquisition
of subsidiary:      66          6      1,394                           1,400
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of employee
stock options:     146         15      2,553                           2,568
Common Stock
repurchased        (10)        (1)      (153)                           (154)
Common cash
dividends
($.32 per share):                                (6,067)              (6,067)
Balance at
December 31,
1998:           19,059      1,906    221,649    160,226     29,147   412,928

Nine months ended
September 30, 1999
(unaudited):
Net loss:                                       (61,748)             (61,748)
Change in
unrealized gains
(losses) on
investments, net
of taxes of
($16,743) and
reclassification
adjustment:                                                (32,223)  (32,223)
Comprehensive loss:                                                  (93,971)
Issuance of Common
Stock in connection
with acquisition
of subsidiary       117    12     1,813                               1,825
Issuance of Common
Stock in connection
with employee
benefit plans and
exercise of
employee stock
options:           147    14     1,459                               1,473
Common Stock
repurchased:      (150)  (15)   (2,271)                             (2,286)
Common cash
dividends
($.27 per share):                               (5,151)             (5,151)
Balance at
September 30,
1999 (unaudited): 19,173  1,917  222,650        93,327    (3,076)   314,818

                    See notes to consolidated financial statements.

                         MMI Companies, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows
                                    (In thousands)
                                       Unaudited

                                                    Nine Months
                                                 Ended September 30,
                                                 1999        1998
OPERATING ACTIVITIES
  Net income (loss):                             $(61,748)   $  4,176
  Adjustments to reconcile net income
  or loss to net cash provided
  (used) by operating activities:
  Increase in policy liabilities:                  88,817     101,662
  Change in reinsurance balances:                   4,105     (30,286)
  Increase in premiums and fees
  receivable:                                     (34,461)    (22,984)
  Change in deferred income taxes:                (29,645)      2,914
  Increase in accrued investment
  income and other assets:                        (11,050)    (13,352)
  Decrease in accrued expenses and
  other liabilities:                                6,733         399
  Net realized (gains) losses on
  investments:                                        623      (1,990)
  Depreciation and amortization on
  investments and goodwill:                        12,922       5,903
  Loss on sale of discontinued
  operations:                                       4,841          --
Net cash provided (used) by
operating activities:                             (18,863)     46,442

INVESTING ACTIVITIES
  Net sale of short-term investments:             (22,065)     (9,601)
  Purchases of available-for-sale
  investments:                                   (344,471)   (448,549)
  Sales of available-for-sale
  investments:                                    349,235     365,277
  Maturities of available-for-sale
  investments:                                     71,150      57,553
  Acquisitions of subsidiaries:                    (7,222)     (2,384)
  Disposition of subsidiary:                        4,000          --
  Furniture and equipment additions:               (2,078)     (4,650)
  Net cash provided (used) by investing
  activities:                                      48,549     (42,354)

FINANCING ACTIVITIES
  Issuance of Common Stock:                         1,473       1,261
  Repurchases of Common Stock:                     (2,286)         --
  Dividends:                                       (5,151)     (4,558)
  Net cash used by financing
  activities:                                      (5,964)     (3,297)

  Increase in cash:                                23,722         791
  Cash at beginning of period:                     13,323       6,698
  Cash at end of period:                         $ 37,045    $  7,489

             See notes to consolidated financial statements.

                  MMI Companies, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                         September 30, 1999

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting
     principles for  interim   financial   information. Accordingly,
     they  do  not include all of  the  information  and footnotes required  by generally accepted accounting principles for complete
     financial statements.   In the opinion of management, all adjustments
     (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

2.   Reserve Strengthening and Restructuring Charges

     In the three and nine months ended September 30, 1999 the Company's financial results include pre-tax charges totaling $105,100,000 for increasing loss and loss adjustment expense reserves in its insurance operations and restructuring its consulting and fee businesses.
     The loss and loss adjustment expense reserve component of the charge includes $60,100,000 related to reserve increases in the Company's domestic insurance operations and $31,000,000 to increases in the international insurance operations.

     The remaining $14,000,000 relates to a restructuring the Company has undertaken, primarily in its consulting and fee businesses. The largest component of this restructuring charge, approximately $6,300,000, results from an impairment of goodwill. The goodwill relates to MMI's purchase of certain fee businesses which have subsequently experienced a decline in revenues and customer base, resulting in a lack of profitability. The restructuring charge also includes a provision for the disposition of real estate lease obligations in several locations, employee termination benefits and discontinuance of certain product offerings. The net of tax impact of the charges for loss and loss adjustment expense reserves and for restructuring is approximately $71,100,000.

3.   Discontinued Operations

      Effective March 31, 1999, MMI sold the net assets of Healthcare Credentials Management Services, its credentials verification organization subsidiary. MMI received $4,000,000 in cash proceeds. There was a loss on this transaction of $3,643,000, net of taxes of $1,962,000. Revenues for the three months ended March 31, 1999 and nine months ended September 30, 1999 were $889,000 and for the three and nine months ended September 30, 1998 were $1,020,000 and $3,557,000, respectively.

      MMI will continue to service credentialing clients during a transition period. MMI will incur expenses and receive a service fee from the purchaser during this period of time. These amounts have been estimated and are included in the loss calculation.

4.   Acquisitions

     In February 1999, Professional Risk Management, Inc. (PRM), a subsidiary of MMI, acquired Applied Risk Management (ARM), Inc., a privately held third party administrator and consulting firm that specializes in workers' compensation. PRM provides third party administration and consulting related to professional and general liability risks and claims primarily for self-insured organizations. The purchase price for ARM, including expenses, was $7,927,000 in cash. This acquisition was accounted for as a purchase.

     In April 1999, MMI issued 117,143 shares of common stock in connection with the acquisition of a 20% minority interest in MMedica Insurance Limited, now a wholly owned subsidiary of MMI Companies, Inc.

5.   Earnings Per Share

     The following table sets forth the computation of net earnings (loss) per common share and net earnings (loss) per common and common equivalent share (in thousands, except per share data):

                            Three Months        Nine Months
                          Ended September 30,  Ended September 30,
                          1999       1998       1999       1998
Net income (loss):        $(69,349)  $(13,003)  $(61,748)  $ 4,176
Weighted average
number of common
shares outstanding:         19,158     18,967     19,089    18,918
Dilutive effect of
stock options using
the treasury stock
method:                          -          -          -       491
Weighted average
number of common
and common equivalent
shares outstanding:        19,158      18,967     19,089    19,409
Net earnings (loss) per
common share:             $ (3.62)    $ (0.69)   $ (3.23)   $ 0.22
Net earnings (loss)
per common and
common equivalent
share:                    $ (3.62)    $ (0.69)   $ (3.23)   $ 0.22

6.   Effect of New Pronouncements

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

7.   Industry Segments

      Presentation of MMI's operations has been classified and summarized into three reportable segments: domestic insurance, international
      insurance, and consulting and fees.   Reportable segments are
      classified by the product lines of insurance and consulting and fees with insurance segments classified along geographic lines of domestic and international. Segment revenues and segment income (loss) exclude realized gains (losses) on investments. Intersegment revenues
      are not material.   There are no individual customers that account for
      ten percent or more of MMI's revenues (in thousands).

                               Three Months          Nine Months
                             Ended September 30,   Ended September 30,
                              1999       1998         1999      1998
Domestic insurance segment:
Total segment revenues:       $ 58,317   $ 57,209     $172,625  $197,791
Segment income (loss):         (62,343)   (16,772)     (57,182)   (7,250)

International insurance
segment:
Total segment revenues:       $ 67,481   $ 39,630     $154,569  $114,423
Segment income                 (27,810)       765      (20,271)   11,743

Consulting and fee segment:
Total segment revenues:       $ 14,787   $ 10,833     $ 46,074    $ 33,649
Segment income (loss):         (13,852)      (419)     (14,556)        174

Total:
Total segment revenues:       $140,585   $107,672     $373,268    $345,863
Net realized gains (losses)
on investments:                   (715)       957         (623)      1,990
Total Revenues                $139,870   $108,629     $372,645    $347,853

Segment income:               (104,005)   (16,426)     (92,009)      4,667
Net realized gains (losses)
on investments:                   (715)       957         (623)      1,990
Income (loss) from continuing
operations before income
taxes:                        $(104,720) $(15,469)    $(92,632)   $  6,657

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998.

     Reserve strengthening and restructuring charges.
     In the three and nine months ended September 30, 1999 the Company's financial results include charges totaling $105,100,000 for increasing loss reserves in its insurance operations and restructuring its consulting and fee businesses. Of the charge, $60,100,000 is related to reserve increases in the Company's domestic insurance operations and $31,000,000 to increases in the international insurance operations.
     The remaining $14,000,000 relates to the restructuring the Company has undertaken primarily in its consulting and fee businesses. The net of tax impact of these charges is approximately $71,100,000. Details related to these charges are discussed in the losses and expenses section of this document.

     Revenues.
     Gross premiums written increased by 8.2% to $392,822,000 for the nine months ended September 30, 1999 from $362,932,000 for the 1998 period. Net premiums written increased by 5.4% to $307,075,000 from $291,396,000, and net premiums earned increased by 7.1% to $273,180,000 from $255,104,000. For the three months ended September 30, 1999 gross premiums written increased by 53.6% to $126,107,000 from $82,086,000, net premiums written increased by 50.6% to $100,880,000 from $66,966,000 and net premiums earned increased by 39.6% to $108,175,000 from $77,467,000.

     Medical malpractice premiums earned decreased by 20.5% to $121,186,000 for the nine months ended September 30, 1999 from $152,350,000 for the 1998 period and decreased by 2.1% to $41,245,000 from $42,114,000 for three months ended September 30, 1999 compared to the prior year. International premiums earned increased 46.5% to $136,728,000 for the nine months ended September 30, 1999 from $93,314,000 for the 1998 period and increased by 89.3% to $61,723,000 from $32,599,000 for the
     three month period.   Life and health premiums earned increased by 61.7%,
     to $15,266,000 for the nine months ended September 30, 1999 from $9,440,000 for the 1998 period and increased by 89.1% to $5,207,000 from $2,754,000 for the three month period. The Company's written and earned premiums can vary significantly from quarter to quarter due to one-time premiums, such as for prior acts coverage for new insureds. During the first nine months of 1999, the Company's medical malpractice premiums earned included $8,662,000 in such one time premiums, a decrease of $23,740,000 in one-time premiums from the first nine months of
     1998.   The increase in international earned premiums for the three and nine months was due to growth in the Company's participation in Lloyd's syndicates as well as third quarter, 1999 premiums totaling $11,482,000 for prior policy year swing-rated medical malpractice reinsurance treaties. Life and health premiums increased due to growth in medical expense business.

     Consulting and fee income increased 36.9% to $46,074,000 for the nine months ended September 30, 1999 from $33,649,000 for the 1998 period and increased by 36.5% to $14,787,000 from $10,833,000 for the three month period. Included in the three and nine month periods are revenues related to ARM totaling $6,193,000 and $17,693,000, respectively, from the date of acquisition in February 1999.

     Net investment income decreased 5.4% to $54,014,000 for the nine months ended September 30, 1999 compared to $57,110,000 for the 1998 period and decreased 9.0% to $17,623,000 compared to $19,372,000 for the three month period. The decrease in investment income is due to a decrease in invested assets. For the nine months ended September 30, 1999 the Company had net realized losses on investments of $623,000 and net realized gains of $1,990,000 in 1998. For the three months ended September 30, 1999, the Company had net realized losses of $715,000 and net realized gains of $957,000 in 1998.

     Losses   and  expenses.
     Losses and loss adjustment expenses ("LAE") increased by 37.7% to $307,457,000 for the nine months ended September 30, 1999 from $223,293,000 for the 1998 period and increased by 117.7% to $178,437,000
     from $81,981,000 for the three month period.   Medical malpractice
     liability losses and LAE increased by 9.4% to $167,702,000 for the nine months from $153,232,000 for the 1998 period and increased by 78.8% to $98,746,000 from $55,221,000 for the three month period. Medical malpractice losses and LAE increased due to unfavorable loss experience recognized in the third quarter 1999 of $57,900,000, due primarily to a change in the legal environment affecting a specific block of business. That business, which the Company has exited completely as of December 31, 1998, consists of groups of for-profit long-term care facilities.
     As a result of several large judgments and settlements, one of which affected the Company, average case values have increased significantly. The Company undertook a major review of all such cases and increased reserves on open cases to reflect the environmental change and increased its reserve for unreported cases and claim development on this block of business. This reserve strengthening totaled $35,000,000.

     In addition, two of the Company's more traditional customer blocks of business experienced reserve growth for cases attributable to the
     1996-1998 accident years.   This growth was primarily the result of
     increases in average case severity. Losses associated with policies covering healthcare facilities increased by $15,000,000. The Company also increased reserves by $7,900,000 for policies covering groups of physicians insured under the Company's clinic programs. The three and nine months ended September 30, 1998 include loss reserve strengthening of $17,500,000 related to long-term care and clinic business.

     International losses and LAE increased 98.4% in the nine month period to $123,995,000 from $62,498,000 in the 1998 period and increased by 204.6%
     to $73,817,000 from $24,233,000 for the three month period. The three and nine month periods ended September 30, 1999 include $31,000,000 of loss reserve strengthening covering the 1996-1998 policy years and reflects a continuation of the competitive market conditions and increased trends in frequency and severity. Approximately one-half of the reserve increase relates to short-tail lines, primarily property and medical expense business with the remaining reserve development occurring in the casualty lines including medical malpractice and commercial auto. The three and nine month periods in 1998 include $3,300,000 of loss reserve strengthening and $1,000,000 of property catastrophe losses.

     Life and health losses and LAE increased to $15,760,000 from $7,563,000 for the nine months and increased to $5,874,000 from $2,527,000 for the three months. These increases are due to the increase in premiums earned in the three and nine month periods in 1999 as well as $2,200,000 in losses recorded in the third quarter 1999 in recognition of unfavorable experience in the medical expense insurance business.

     The consolidated loss ratio increased to 112.5% from 87.5% for the respective nine month periods and increased to 165.0% from 105.8% for the three month periods due to reserve strengthening in the medical
     malpractice and international lines of business.   The loss reserve
     development reflected in medical malpractice and international losses and loss adjustment expenses represented an increase in the three and nine month 1999 loss ratio of 82.2 and 32.5 percentage points, respectively.

     Insurance and administrative expenses increased by 35.8% to $150,108,000 for the nine months ended September 30, 1999 from $110,515,000 for the 1998 period and increased by 60.8% to $63,732,000 from $39,626,000 for the three month period. The three and nine month 1999 periods include $14,000,000 in restructuring charges, primarily related to the consulting and fee businesses. These charges relate to the impairment of goodwill for certain consulting and fee businesses reflecting unprofitable operating results, discontinuance of certain product offerings, employee termination benefits and disposition of real estate lease obligations in several locations. This increase in insurance and administrative expenses also relates to the inclusion of ARM since its date of acquisition in 1999 as well as an increase in acquisition costs related to the growth in international premiums written in the three and nine month 1999 periods.

     Interest expense increased by 4.4% to $7,712,000 for the nine months ended September 30, 1999 from $7,388,000 for the 1998 period and decreased by 2.8% to $2,421,000 from $2,491,000 for the three month period. Debt outstanding totaled $118,975,000 at September 30, 1999 compared to $118,817,000 at December 31, 1998.

     Income  taxes.
     The Company recorded an income tax credit of $34,527,000 for the nine months ended September 30, 1999 compared to a provision of $397,000 for the 1998 period and for the three month period recorded a credit of $35,371,000 in 1999 compared to a credit of $3,186,000 in the prior year. Income taxes decreased for the three and nine months due to the pre-tax loss in the three and nine month 1999 periods.

     Net income (loss).
     Net income decreased to a loss of $61,748,000 for the nine months ended September 30, 1999 from net income of $4,176,000 for the 1998 period and decreased to a net loss of $69,349,000 in the third quarter of 1999 from a net loss of $13,003,000 in 1998. The decrease in net income is principally a result of adverse reserve development from the medical malpractice and international lines of business and the restructuring charge recorded in the third quarter 1999.

     Net income (loss) per share.
     Diluted net loss per common and common equivalent share decreased to $3.23 for the nine months ended September 30, 1999 from net income $0.22 for the 1998 period. For the three months ended September 30, diluted net loss per share was $3.62 in 1999 compared to a net loss of $.69 in 1998.

Liquidity And Capital Resources

     As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The principal sources of funds are management fees and dividends from subsidiaries. In the nine month periods ended September 30, 1999 and September 30, 1998, the Company received dividends of $4,500,000 from its subsidiaries. The Company received management fees from its subsidiaries of $18,000,000 for the nine months ended September 30, 1999, compared to $18,038,000 in 1998.

     On a consolidated basis, the Company's principal sources of operating funds are premiums, net investment income, fees and recoveries from
     reinsurers.   Funds are used to pay claims, operating expenses,
     reinsurance premiums, acquisition related expenses, debt service requirements, taxes and dividends to stockholders.

     Cash used by operating activities was $18,863,000 for the nine months ended September 30, 1999 compared to cash provided of $46,442,000 for the nine months ended September 30, 1998. Because of variability related to the amount and timing of payment of claims and collection of premiums and fees, cash from operations for a casualty insurance company can vary substantially from quarter to quarter.

     Cash provided by investing activities was $48,549,000 for the nine months ended September 30, 1999 compared to cash used of $42,354,000 for the nine months ended September 30, 1998.


      Cash used by financing activities was $5,964,000 for the nine months ended September 30, 1999 compared to cash used of $3,297,000 for the nine months ended September 30, 1998.

      The Company invests primarily in investment grade fixed income securities and also preferred stocks. The estimated fair value of preferred stocks was 4.4% of fair value of total invested assets as of September 30, 1999. The estimated fair value of the Company's investment portfolio was $1,160,513,000 as of September 30, 1999 compared to $1,259,422,000 as of
      December 31, 1998. The September 30, 1999 amount includes net unrealized losses of $4,730,000 which represents the amount by which the amortized cost of the investment portfolio exceeds estimated fair value. Net unrealized gains as of December 31, 1998 were $44,238,000. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $76,468,000 or 6.6% of invested assets at September 30, 1999. The Company believes that all of its invested assets are readily marketable.

      Long-term debt consisting of Capital Securities totaled $118,975,000 at September 30, 1999. This amount relates to the Company's $125,000,000 of 30-year, non-callable Capital Securities issued in December, 1997.

      Stockholders' equity was $314,818,000 as of September 30, 1999 compared to $412,928,000 as of December 31, 1998. Dividends to stockholders were $5,151,000 for the nine months ended September 30, 1999.

Year 2000
      The Company has implemented an enterprise-wide plan to address Year 2000 ("Y2K") issues across all of its technology platforms as well as to reasonably assure that its critical business partners are prepared for business continuity.

      The phases of the Company's work plan were assessment, role definition, inventory and analysis, coding, testing and implementation/confirmation. All system modifications and conversions have been completed and we believe all mission-critical applications are now Y2K compliant. Additionally, system-wide Y2K simulations have been completed for these systems. The cost to address all Y2K issues through September 30, 1999 has totaled $667,000. At this time the Company believes that it has incurred all material expenses related to Y2K.

     A.  State of Readiness:

         The Company has thoroughly completed the assessment, role definition, and inventory and analysis phases which encompass hardware, software (third-party and internally developed), embedded technologies, and non-IT systems.

         All of the identified critical internally-developed information technologies (IT) have been modified, tested and implemented.

         The Company has addressed Y2K compliance of third-party IT vendors through a combination of written correspondence and internal testing. All material third party IT vendors have expressed they are Year
         2000 Ready.

         The Company has contacted related non-IT parties to ensure Y2K compliance. The Company believes failure of non-IT systems would not have a material effect on the Company's operations.

    B.   Material Third Party Relationships:

         The Company relies on continued normal operations of entities such as brokers, reinsurers, banks, money managers and benefit plan administrators. Diligent action is underway to ensure alignment with these business partners, even though the Company believes disruption relating to these institutions would not have a material effect on operations or financial performance.

    C.   Contingency Plans:

         MMI has completed a thorough analysis and update of its disaster recovery plans relating to technology and business continuity. Any necessary changes related to Y2K have been completed and reviewed by senior management.

    D.   Other:

         MMI has conducted a comprehensive review of its underwriting guidelines and will, where appropriate, exclude Y2K exposures.
         MMI believes, as a basic principle of insurance, that non-fortuitous losses are not covered under its policies of insurance even without specific exclusions. With respect to its domestic insurance operations, if underwriting reveals an acceptable risk, an endorsement will be attached that affirmatively grants Y2K coverage under the professional liability coverage part and excludes Y2K under the general liability coverage part. With respect to reinsurance contracts, it is unusual to apply specific Y2K exclusions to these contracts and there may or may not be such exclusions in the original policies, depending on exposure, class of service or industry, and original coverage. For these reasons, MMI believes that its exposure to Y2K claims is not material. However, because of lack of legal precedent, it is impossible to predict what, if any, exposure insurance companies may ultimately have for Y2K claims, whether coverage for the issue is included or specifically excluded.

Forward-Looking Information:

         Certain matters referred to herein contain forward-looking statements that involve risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and adequacy of reserves. To that extent, MMI claims the protection of the disclosure liability safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. MMI assumes no duty to update such forward-looking statements. These factors include successful execution of the Company's operating plans, the level of continued demand for its products and services, actions of competitors with respect to products and pricing, future reserve development, levels of future expenses, evolution of the healthcare industry, the Company's principal market, general equity market conditions, and regulatory and legal uncertainties.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

         The following updates the "Market Risk" disclosure as reported in the Company's Form 10-K for the year ended December 31, 1998 concerning the Company's $125.0 million mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I, a subsidiary of MMI. The carrying value of the securities was $119.0 million and $118.8 million at September 30, 1999 and December 31, 1998, respectively. The securities had a fair value of approximately
         $95.0 million as of September 30, 1999. A hypothetical 100 basis point decrease in interest rates would increase the fair value from $95.0 million to $104.9 million. At December 31, 1998, the fair value of the securities was approximately $121.9 million.
         A hypothetical 100 basis point decrease in interest rates at December 31, 1998 would have increased the fair value from $121.9 million to $137.3 million.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

             27.Financial Data Schedule.

         B.  Reports on Form 8-K.

             On November 1, 1999, the Company filed a Current Report on Form 8-K relating to reserve strengthening and restructuring charges of $105 million during the third quarter of 1999.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MMI Companies, Inc.
                                             (Registrant)


Date: November 12, 1999                      /s/B. Frederick Becker
                                             B. Frederick Becker
                                             Chairman and Chief
                                             Executive Officer


Date: November 12, 1999                      /s/Paul M. Orzech
                                             Paul M. Orzech
                                             Executive Vice President and
                                             Chief Financial Officer

