Form 10-K/A
period 1998-12-31
MMI COMPANIES INC
filed 2000-01-19
CIK 767308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



/X/ Annual report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the fiscal year ended: December 31, 1998.

                                  or

/ /   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
      For the transition period from ____________ to ____________



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


                      Exhibit index is located on page 57.

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

                              REVENUES BY SEGMENT
                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Domestic insurance segment:
  Net premiums earned.......................................  $210,506   $159,579   $164,409
  Net investment income.....................................    49,103     47,171     44,274
                                                              --------   --------   --------
                                                               259,609    206,750    208,683

International insurance segment:
  Net premiums earned.......................................   136,229    127,918    116,982
  Net investment income.....................................    27,453     28,319     29,407
                                                              --------   --------   --------
                                                               163,682    156,237    146,389

Consulting and fee segment..................................    44,485     44,862     32,314

Net realized gains (losses) on investments..................     2,678      2,182       (890)
                                                              --------   --------   --------
      Total revenues........................................  $470,454   $410,031   $386,496
                                                              ========   ========   ========


             INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                       AND EXTRAORDINARY LOSS BY SEGMENT
                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Domestic insurance segment..................................  $ (3,866)  $ 21,113   $ 24,120
International insurance segment (1).........................    17,064     16,451     29,330
Consulting and fee segment..................................      (200)     7,385      4,843
                                                              --------   --------   --------
      Segment income........................................    12,998     44,949     58,293
Net realized gains (losses) on investments..................     2,678      2,182       (890)
                                                              --------   --------   --------
      Income from continuing operations before income taxes
        and extraordinary loss..............................  $ 15,676   $ 47,131   $ 57,403
                                                              ========   ========   ========


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

      ANALYSIS OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,
                                  -------------------------------------------------------------------------------------------
                                    1989       1990       1991       1992        1993        1994        1995         1996
                                  --------   --------   --------   --------   ----------   --------   ----------   ----------
Liability for unpaid losses
  and LAE; gross................                                              $1,008,114   $993,957   $1,182,431   $1,141,697
Deduct reinsurance
  receivables...................                                                 310,190    292,751      263,934      241,270
                                                                              ----------   --------   ----------   ----------
Liability for unpaid losses and
  LAE, net......................  $511,451   $547,993   $616,003   $644,881      697,924    701,206      918,497      900,427
Liability re-estimated as of:
  One year later................   528,216    541,904    616,880    645,937      695,113    699,294      908,855      886,742
  Two years later...............   524,397    552,882    606,952    641,382      694,590    693,639      897,436      905,397
  Three years later.............   511,236    538,867    591,608    634,813      680,453    658,184      892,263
  Four years later..............   499,258    524,345    593,996    614,590      645,797    645,379
  Five years later..............   494,777    524,664    576,630    586,693      641,988
  Six years later...............   501,074    515,775    562,064    584,379
  Seven years later.............   497,157    502,340    565,831
  Eight years later.............   487,165    506,336
  Nine years later..............   491,300
                                  --------   --------   --------   --------   ----------   --------   ----------   ----------
Cumulative redundancy
  (deficiency), net.............  $ 20,151   $ 41,657   $ 50,172   $ 60,502   $   55,936   $ 55,827   $   26,234   $   (4,970)
                                  ========   ========   ========   ========   ==========   ========   ==========   ==========
Cumulative net liability paid as
  of:
  One year later................  $106,555   $103,849   $145,215   $123,719   $  176,319   $162,844   $  204,693   $  228,561
  Two years later...............   167,806    201,336    235,776    251,331      309,933    320,828      385,497      416,915
  Three years later.............   257,924    264,043    323,344    349,441      427,157    356,676      519,638
  Four years later..............   305,337    331,625    394,961    416,852      428,801    434,506
  Five years later..............   352,998    381,599    445,555    412,083      489,069
  Six years later...............   386,223    418,146    424,741    457,215
  Seven years later.............   413,270    394,665    458,498
  Eight years later.............   390,466    414,743
  Nine years later..............   402,889

                                       DECEMBER 31,
                                  -----------------------
                                     1997         1998
                                  ----------   ----------
Liability for unpaid losses
  and LAE; gross................  $1,115,342   $1,156,817
Deduct reinsurance
  receivables...................     263,401      293,284
                                  ----------   ----------
Liability for unpaid losses and
  LAE, net......................     851,941      863,533
Liability re-estimated as of:
  One year later................     873,232
  Two years later...............
  Three years later.............
  Four years later..............
  Five years later..............
  Six years later...............
  Seven years later.............
  Eight years later.............
  Nine years later..............
                                  ----------
Cumulative redundancy
  (deficiency), net.............  $  (21,291)
                                  ==========
Cumulative net liability paid as
  of:
  One year later................  $  251,496
  Two years later...............
  Three years later.............
  Four years later..............
  Five years later..............
  Six years later...............
  Seven years later.............
  Eight years later.............
  Nine years later..............

     ANALYSIS OF GROSS LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                           ------------------------------------------------------------------------------------------
                              1993            1994            1995            1996            1997            1998
                           ----------      ----------      ----------      ----------      ----------      ----------
Liability for unpaid
 losses and LAE,
 gross...............      $1,008,114      $  993,957      $1,182,431      $1,141,697      $1,115,342      $1,156,817
Liability
 re-estimated as of:
  One year later.....         994,427       1,030,558       1,163,423       1,130,976       1,159,656
  Two years later....       1,034,565       1,015,670       1,148,545       1,157,271
  Three years
    later............       1,019,160         972,955       1,152,790
  Four years later...         979,057         971,098
  Five years later...         984,271
                           ----------      ----------      ----------      ----------      ----------
Cumulative redundancy
 (deficiency),
 gross...............      $   23,843      $   22,859      $   29,641      $  (15,574)     $  (44,314)
                           ==========      ==========      ==========      ==========      ==========

Cumulative gross
 liability paid as
 of:
  One year later.....      $  212,816      $  210,685      $  256,518      $  268,771      $  287,632
  Two years later....         390,049         411,583         463,042         490,995
  Three years
    later............         549,149         458,046         622,030
  Four years later...         556,409         559,059
  Five years later...         637,655

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

               RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES
                                 (IN THOUSANDS)

Liability for losses and LAE on a SAP basis.................  $530,733
Add:
  Unionamerica..............................................   309,404
  Other.....................................................    23,396
                                                              --------
Liability for losses and LAE on a GAAP basis (net of
 reinsurance receivables of $293,284).......................  $863,533
                                                              ========

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

    The following table sets forth ceded premiums for 1998 to principal reinsurers and retrocessionaires participating in the Company's reinsurance and retrocession program:

                                 CEDED PREMIUMS
                                 (IN THOUSANDS)

                                                            CEDED     A.M. BEST
                                                           PREMIUMS    RATING
                                                           --------   ---------
Reinsurer or retrocessionaire
----------------------------
Lloyd's Underwriters.....................................  $ 14,334     A
Hannover Reinsurance Company.............................    12,702     A+
CNA Reinsurance Company Limited..........................     5,694     A
ReliaStar Life Insurance Company.........................     4,710     A+
National Reinsurance Company.............................     4,650     A+
All others...............................................    43,762
                                                           --------
Total....................................................  $ 85,852
                                                           ========

    The following table sets forth the Company's principal reinsurers and retrocessionaires and reinsurance receivables with respect to paid and unpaid losses and LAE as of December 31, 1998.

                            REINSURANCE RECEIVABLES
                                 (IN THOUSANDS)


                                                          REINSURANCE   A.M. BEST
                                                          RECEIVABLES    RATING
                                                          -----------   ---------
Reinsurer or retrocessionaire
----------------------------
Lloyd's Underwriters....................................    $ 55,656    A
Hannover Reinsurance Company............................      31,748    A+
National Reinsurance Company............................      26,738    A+
CIGNA Reinsurance Company...............................      23,567    B+
Munich Reinsurance Company..............................      18,583    A++
All others                                                   180,226
                                                            --------
Total...................................................    $336,518
                                                            ========


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

                                                                  HIGH             LOW
                                                              -------------   -------------
1998

  First Quarter.............................................  $          26   $     23 7/16
  Second Quarter............................................         24 3/4          20 3/4
  Third Quarter.............................................         23 1/4          15 1/2
  Fourth Quarter............................................        19 1/16          13 7/8

1997

  First Quarter.............................................  $      32 1/8   $      22 3/4
  Second Quarter............................................         27 1/2              21
  Third Quarter.............................................       27 11/16          24 5/8
  Fourth Quarter............................................       26 15/16          23 3/4

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


                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1998         1997         1996         1995         1994
                                     ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
PREMIUMS AND INCOME DATA (1):
Gross premiums written.............  $  439,021   $  372,173   $  357,718   $  366,802   $  323,071
Net premiums earned (2)............     346,735      287,497      281,391      272,903      267,976
Consulting and fee income..........      44,485       44,862       32,314       21,544       18,587
Net investment income..............      76,556       75,490       73,681       62,936       51,150
Net realized gains (losses) on
 investments.......................       2,678        2,182         (890)       1,692      (35,261)
Total revenues (2).................     470,454      410,031      386,496      359,075      302,452
Income from continuing operations
 (3)...............................      14,060       36,897       46,490       35,294        6,983
  Per share (5)....................        0.73         1.90         2.57         2.62         0.55
Operating income (4)(6)............      12,320       35,487       47,086       34,187       30,550
  Per share (5)....................        0.64         1.83         2.60         2.54         2.42
Cash dividends per common share....        0.32         0.22         0.17         0.15         0.11
Weighted average number of common
 and common equivalent shares
 (5)...............................      19,385       19,396       18,087       13,446       12,634
BALANCE SHEET DATA (AT END OF YEAR)
 (1):
Investments........................  $1,259,422   $1,230,800   $1,212,556   $1,166,825   $  849,049
Total assets.......................   1,959,409    1,884,067    1,804,421    1,741,758    1,401,315
Loss and loss adjustment expense
 reserves..........................   1,176,073    1,125,146    1,149,918    1,199,870    1,002,839
Long-term notes payable............          --           --       93,000       89,000       97,000
Mandatorily redeemable preferred
 capital securities................     118,817      118,724           --           --       16,899
Unrealized gains (losses) on
 investments.......................      29,147       24,332       13,456       22,709       (9,470)
Stockholders' equity...............     412,928      399,002      355,166      272,266      136,952
Book value per share...............       21.67        21.16        19.01        16.39        11.04
GAAP RATIOS (7)(8):
Loss ratio.........................       84.1%        72.8%        74.2%        75.6%        74.8%
Expense ratio......................       31.7%        38.3%        31.0%        29.4%        26.7%
                                     ----------   ----------   ----------   ----------   ----------
Combined ratio.....................      115.8%       111.1%       105.2%       105.0%       101.5%
                                     ==========   ==========   ==========   ==========   ==========


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


(3) Income from continuing operations excludes a loss from discontinued operations, net of tax of $2,696,000 in 1998, $1,830,000 in 1997, $6,370,000
    in 1996, $1,163,000 in 1995 and $185,000 in 1994, related to former affiliates. See Note 15 to the Consolidated Financial Statements.


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


    Consulting and fee income was relatively unchanged at $44.5 million in 1998 compared to $44.9 million in 1997. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 11.4% in 1998 compared to 13.5% in 1997.


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

    Insurance and administrative expenses increased by 4.1% to $153.1 million in 1998 from $147.0 million in 1997. Included in the 1997 total is $9.7 million of expenses related to the Company's acquisition of Unionamerica, which was completed in December 1997. Before the effect of the acquisition related expenses, insurance and administrative expenses increased 11.5%, principally due to increased commission expense related to premium growth.


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


    INCOME TAXES. Income taxes were $1.6 million in 1998 compared to $10.2 million in 1997. The decrease in income tax expense is due to a decline in pre-tax income in 1998.


    EXTRAORDINARY LOSS, NET OF TAX. In connection with the repayment of the bank lines of credit in 1997, the Company wrote off deferred financing costs totaling $0.7 million, net of tax.


    LOSS FROM DISCONTINUED OPERATIONS. Healthcare Credentials Management Services (HCMS) was sold on March 31, 1999. The loss on discontinued operations from the sale was $4.2 million in 1998 and $2.8 million in 1997. Net of taxes, the loss was $2.7 million in 1998 and $1.8 million in 1997.



    NET INCOME. Net income decreased by 66.9% to $11.4 million in 1998 from $34.4 million in 1997 as a result of loss reserve development recorded in the third quarter 1998 as well as a decrease in the consulting and fee segment profit margin in 1998.



    NET INCOME PER SHARE. Diluted net income per common and common equivalent share decreased to $.59 in 1998 from $1.77 in 1997. Included in the 1998 and 1997 amounts are a reduction of $.88 for loss reserve development and $.46 per share for the expenses, net of tax, incurred in connection with the Unionamerica acquisition, respectively. The loss from discontinued operations, net of tax, was $0.14 in 1998 and $0.09 in 1997. Also included is an increase of $.09 in 1998 and an increase of $.07 in 1997 related to net realized gains on investments, net of tax, as well as an extraordinary loss of $.04 in 1997.


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

    Consulting and fee income increased by 39.0% to $44.9 million in 1997 from $32.3 million in 1996. Of the growth in consulting and fee income, 20.4 percentage points of the 39.0% increase is attributable to the inclusion of the results of Professional Risk Management, Inc. (PRM) from its date of acquisition, January 1, 1997. The balance of the increase is due to internally generated growth. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 13.5% in 1997 compared to 10.3% in 1996.


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


    Insurance and administrative expenses increased by 28.7% to $147.0 million in 1997 from $114.2 million in 1996. Of the increase in administrative expense, $10.0 million is attributable to internal growth in the Company's consulting and fee segment and the inclusion of acquired consulting and fee businesses while $23.6 million is attributable to a 7.3 percentage point increase in the insurance segment expense ratio. The increase in insurance expenses includes $9.7 million of expenses related to the Company's acquisition of Unionamerica, which was completed in December 1997 as well as an $8.0 million increase in commission expense.


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


    INCOME TAXES. Income taxes were $10.2 million in 1997 compared to $10.9 million in 1996 due to lower pre-tax income in 1997 partially offset by an increase in tax on net capital gains in 1997 versus net capital losses in 1996.


    EXTRAORDINARY LOSS, NET OF TAX. In connection with the repayment of the bank lines of credit in 1997, the Company wrote off deferred financing costs totaling $0.7 million, net of tax.


    LOSS FROM DISCONTINUED OPERATIONS. In 1997, MMI settled two lawsuits related to its former subsidiary, Ludgate Insurance Company, Limited and recorded the settlement in its 1996 financial statements as a loss from discontinued operations. The pre-tax loss was $7.8 million, with a corresponding tax benefit of $2.7 million, resulting in a charge of $5.1 million. The loss from discontinued operations resulting from the sale of the net assets of Healthcare Credentials Management Services (HCMS) was $2.8 million and
$2.0 million in 1997 and 1996, respectively and net of tax, the loss was $1.8 million and $1.3 million in 1997 and 1996, respectively.


    NET INCOME. Net income decreased by 14.2% to $34.4 million in 1997 from $40.1 million in 1996 as a result of expenses related to the acquisition of Unionamerica and a decline in the rate of growth of insurance premium and an increase in the combined ratio partially offset by the loss from discontinued operations in 1996.


    NET INCOME PER SHARE. Diluted net income per common and common equivalent share decreased to $1.77 in 1997 from $2.22 in 1996. Included in the 1997 amount is a reduction of $.46 per share for the expenses, net of tax, incurred in connection with the Unionamerica acquisition. Also included is a gain of $.07 in 1997 versus a loss of $.03 in 1996 related to net realized gains and losses on investments, net of tax, as well as an extraordinary loss of $.04 in 1997 and a loss from discontinued operations of $.09 in 1997 and $.35 in 1996. Diluted weighted average shares and equivalents outstanding increased due to the Company's stock offering in September and October 1996.


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


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.



In our opinion, based on our audits and, for 1996, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Companies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Chicago, Illinois
February 24, 1999
except for Notes 15 and 16,
as to which the date is
January 11, 2000.


                                          Ernst & Young LLP

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
ASSETS
  INVESTMENTS (Note 4)
    Short-term investments -- at fair value (amortized cost:
      1998 -- $50,819; 1997 -- $52,210).....................  $   50,819   $   52,219
    Fixed maturities -- at fair value (amortized cost:
      1998 -- $1,109,210; 1997 -- $1,101,970)...............   1,150,622    1,135,702
    Preferred stocks -- at fair value (amortized cost:
      1998 -- $55,155; 1997 -- $39,476).....................      57,981       42,879
                                                              ----------   ----------
                                                               1,259,422    1,230,800
  OTHER ASSETS
    Cash....................................................      13,323        6,698
    Premiums and fees receivable............................     161,000      165,906
    Reinsurance receivables (Note 3)........................     336,518      300,077
    Prepaid reinsurance premiums (Note 3)...................      21,232       21,514
    Accrued investment income...............................      17,375       17,045
    Cost in excess of net assets of purchased subsidiaries,
      less accumulated amortization (Notes 1 and 2).........      43,018       37,257
    Furniture and equipment -- at cost, less accumulated
      depreciation..........................................      14,702       14,258
    Deferred income taxes (Note 5)..........................      44,093       42,979
    Other...................................................      48,726       47,533
                                                              ----------   ----------
                                                              $1,959,409   $1,884,067
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Policy liabilities:
      Loss and loss adjustment expense reserves (Note 7):
        Medical malpractice.................................  $  672,647   $  613,063
        International.......................................     484,170      500,032
        Other...............................................      19,256       12,051
                                                              ----------   ----------
                                                               1,176,073    1,125,146
      Unearned premium reserves.............................     141,939      134,188
      Future life policy benefits...........................       8,326        8,723
                                                              ----------   ----------
                                                               1,326,338    1,268,057
    Accrued expenses and other liabilities..................      50,136       50,071
    Amounts due to reinsurers (Note 3)......................      51,190       48,213
    Company-obligated, mandatorily redeemable preferred
      capital securities of subsidiary trust holding solely
      junior subordinated debentures of the Company
      (Note 6)..............................................     118,817      118,724
                                                              ----------   ----------
                                                               1,546,481    1,485,065
  Contingencies and commitments (Notes 3 and 11)
  STOCKHOLDERS' EQUITY (Notes 8 and 10)
    Common Stock, par value $.10 per share:
      Authorized shares: 30,000
      Issued and outstanding shares: 1998 -- 19,059;
        1997 -- 18,857......................................       1,906        1,886
    Additional paid-in capital..............................     221,649      217,855
    Retained earnings.......................................     160,226      154,929
    Accumulated other comprehensive income, net of taxes:
      1998 -- $15,091; 1997 -- $12,812......................      29,147       24,332
                                                              ----------   ----------
                                                                 412,928      399,002
                                                              ----------   ----------
                                                              $1,959,409   $1,884,067
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUES
  Insurance premiums earned (Note 3):
    Medical malpractice.....................................  $197,461   $154,097   $156,722
    International...........................................   136,229    127,918    116,982
    Other...................................................    13,045      5,482      7,687
                                                              --------   --------   --------
                                                               346,735    287,497    281,391
  Consulting and fee income.................................    44,485     44,862     32,314
  Net investment income (Note 4)............................    76,556     75,490     73,681
  Net realized gains (losses) on investments (Note 4).......     2,678      2,182       (890)
                                                              --------   --------   --------
      Total revenues........................................   470,454    410,031    386,496
LOSSES AND EXPENSES
  Losses and loss adjustment expenses (Notes 3 and 7):
    Medical malpractice.....................................   193,302    128,869    130,787
    International...........................................    88,032     76,417     72,990
    Other...................................................    10,147      4,079      4,999
                                                              --------   --------   --------
                                                               291,481    209,365    208,776
  Insurance and administrative expenses (Note 3)............   153,132    147,046    114,234
  Interest expense..........................................    10,165      6,489      6,083
                                                              --------   --------   --------
      Total losses and expenses.............................   454,778    362,900    329,093
                                                              --------   --------   --------
      Income from continuing operations before income taxes
        and extraordinary loss..............................    15,676     47,131     57,403
  Income taxes (Note 5).....................................     1,616     10,234     10,913
                                                              --------   --------   --------
      Income from continuing operations before extraordinary
        loss................................................    14,060     36,897     46,490
  Extraordinary loss, net of tax (Note 6)...................        --        707         --
                                                              --------   --------   --------
      Income from continuing operations.....................    14,060     36,190     46,490
  Loss from discontinued operations, net of tax
    (Note 15)...............................................     2,696      1,830      6,370
                                                              --------   --------   --------
      Net income............................................  $ 11,364   $ 34,360   $ 40,120
                                                              ========   ========   ========
Earnings per common and common equivalent share (Note 9):
  Basic
    Income from continuing operations before extraordinary
      loss..................................................  $    .74   $   1.97   $   2.68
    Extraordinary loss, net of tax..........................        --       (.04)        --
    Loss from discontinued operations, net of tax...........      (.14)      (.10)      (.37)
                                                              --------   --------   --------
    Net income..............................................  $    .60   $   1.83   $   2.31
                                                              ========   ========   ========
  Diluted
    Income from continuing operations before extraordinary
      loss..................................................  $    .73   $   1.90   $   2.57
    Extraordinary loss, net of tax..........................        --       (.04)        --
    Loss from discontinued operations, net of tax...........      (.14)      (.09)      (.35)
                                                              --------   --------   --------
    Net income..............................................  $    .59   $   1.77   $   2.22
                                                              ========   ========   ========
Weighted average number of common and common equivalent
 shares:
  Basic.....................................................    18,936     18,751     17,336
  Diluted...................................................    19,385     19,396     18,087


                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          ACCUMULATED
                                              COMMON STOCK                                   OTHER
                                          --------------------   ADDITIONAL              COMPREHENSIVE       TOTAL
                                           NUMBER       PAR       PAID-IN     RETAINED      INCOME,      STOCKHOLDERS'
                                          OF SHARES    VALUE      CAPITAL     EARNINGS   NET OF TAXES       EQUITY
                                          ---------   --------   ----------   --------   -------------   -------------
Balance at January 1, 1996..............   16,607      $1,666     $160,396    $ 87,495      $22,709         $272,266
Year ended December 31, 1996:
  Net income............................                                        40,120                        40,120
  Change in unrealized gains (losses) on
    investments, net of taxes of
    ($4,557) and reclassification
    adjustment..........................                                                     (9,253)          (9,253)
                                                                                                            --------
Comprehensive income....................                                                                      30,867
  Issuance of Common Stock, net of
    expenses of $2,866..................    1,750         170       48,280                                    48,450
  Issuance of Common Stock in connection
    with acquisition of subsidiaries....       65           7        1,284                                     1,291
  Issuance of Common Stock in connection
    with employee benefit plans and
    exercise of employee stock
    options.............................      259          25        5,131                                     5,156
  Common cash dividends ($.17 per
    share)..............................                                        (2,864)                       (2,864)
                                           ------      ------     --------    --------      -------         --------
Balance at December 31, 1996............   18,681       1,868      215,091     124,751       13,456          355,166
Year ended December 31, 1997:
  Net income............................                                        34,360                        34,360
  Change in unrealized gains (losses) on
    investments, net of taxes of $5,595
    and reclassification adjustment.....                                                     10,876           10,876
                                                                                                            --------
Comprehensive income....................                                                                      45,236
  Issuance of Common Stock in connection
    with acquisition of subsidiary......       85           9        1,942                                     1,951
  Issuance of Common Stock in connection
    with employee benefit plans and
    exercise of employee stock
    options.............................      212          21        3,650                                     3,671
  Common Stock repurchased..............     (121)        (12)      (2,828)                                   (2,840)
  Common cash dividends ($.22 per
    share)..............................                                        (4,182)                       (4,182)
                                           ------      ------     --------    --------      -------         --------
Balance at December 31, 1997............   18,857       1,886      217,855     154,929       24,332          399,002
Year ended December 31, 1998:
  Net income............................                                        11,364                        11,364
  Change in unrealized gains (losses) on
    investments, net of taxes of $2,279
    and reclassification adjustment.....                                                      4,815            4,815
                                                                                                            --------
Comprehensive income....................                                                                      16,179
  Issuance of Common Stock in connection
    with acquisition of subsidiary......       66           6        1,394                                     1,400
  Issuance of Common Stock in connection
    with employee benefit plans and
    exercise of employee stock
    options.............................      146          15        2,553                                     2,568
  Common Stock repurchased..............      (10)         (1)        (153)                                     (154)
  Common cash dividends ($.32 per
    share)..............................                                        (6,067)                       (6,067)
                                           ------      ------     --------    --------      -------         --------
Balance at December 31, 1998............   19,059      $1,906     $221,649    $160,226      $29,147         $412,928
                                           ======      ======     ========    ========      =======         ========

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
  Net income................................................  $  11,364   $  34,360   $  40,120
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Change in policy liabilities............................     58,281       2,978     (33,912)
    Change in reinsurance balances..........................    (33,182)    (19,380)     24,858
    Change in premiums and fees receivable..................      4,949      (6,600)    (15,162)
    Increase in deferred tax asset..........................     (3,431)     (2,686)     (2,255)
    Change in accrued investment income and other assets....     (3,342)     (8,398)        134
    Change in accrued expenses and other liabilities........         (2)      1,961       5,279
    Net realized (gains) losses on investments..............     (2,678)     (2,182)        890
    Depreciation and amortization...........................      7,227       6,453       5,042
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............     39,186       6,506      24,994

INVESTING ACTIVITIES
  Net sale (purchase) of short-term investments.............        365       8,660      (8,103)
  Purchase of available for sale investments................   (542,809)   (721,863)   (715,649)
  Sale of available for sale investments....................    433,116     644,791     579,531
  Maturities of available for sale investments..............     92,299      71,916      73,575
  Acquisition of subsidiaries...............................     (5,824)    (21,006)    (11,074)
  Furniture and equipment additions.........................     (6,055)     (6,915)     (6,679)
                                                              ---------   ---------   ---------
      Net cash used by investing activities.................    (28,908)    (24,417)    (88,399)

FINANCING ACTIVITIES
  Issuance of Common Stock..................................      2,568       1,899      56,725
  Common Stock repurchased..................................       (154)     (2,840)         --
  Issuance of Capital Securities............................         --     124,551          --
  Costs incurred in connection with securities offerings....         --      (5,832)     (3,119)
  Finance costs of long-term debt...........................         --        (826)         --
  Payments on notes payable.................................         --    (103,000)     (5,750)
  Proceeds from notes payable...............................         --      10,000       9,000
  Dividends.................................................     (6,067)     (4,182)     (2,864)
                                                              ---------   ---------   ---------
      Net cash provided (used) by financing activities......     (3,653)     19,770      53,992
                                                              ---------   ---------   ---------
      Increase (decrease) in cash...........................      6,625       1,859      (9,413)
Cash at beginning of year...................................      6,698       4,839      14,252
                                                              ---------   ---------   ---------
      Cash at end of year...................................  $  13,323   $   6,698   $   4,839
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

    The Marketform, EMCVS, PRM and MSA acquisitions were accounted for as purchases, and the operations of the acquired businesses are included in MMI's consolidated financial statements since the dates of acquisition. Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1998       1997       1996
                                                     --------   --------   --------
Cost in excess of net assets purchased.............   $5,800    $18,252     $7,155
Cash...............................................       --        566        395
Other assets.......................................       --      2,570      1,758
Liabilities........................................       --       (689)      (955)
                                                      ------    -------     ------
                                                      $5,800    $20,699     $8,353
                                                      ======    =======     ======

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

    Insurance premiums earned are composed of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
Direct........................................  $303,019   $234,462   $241,974
Assumed.......................................   129,568    110,492    105,442
Ceded.........................................   (85,852)   (57,457)   (66,025)
                                                --------   --------   --------
                                                $346,735   $287,497   $281,391
                                                ========   ========   ========

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  REINSURANCE (CONTINUED)

    MMI evaluates the financial condition of its reinsurers and monitors the geographic spread of risk to minimize the exposure to losses from reinsurer insolvencies. The reinsurers with the largest receivable balance due to MMI are identified as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Lloyd's Underwriters*...................................  $ 55,656   $ 51,082
Hannover Reinsurance Company*...........................    31,748     29,630
National Reinsurance Company............................    26,738     18,920
CIGNA Reinsurance Company...............................    23,567     21,439
Munich Reinsurance Company*.............................    18,583     16,597
CNA Reinsurance Company Limited*........................    10,880      6,187
TIG Reinsurance Company.................................     8,312      6,585
Transatlantic Reinsurance Company.......................     8,120      8,186
American Re-Insurance Company...........................     6,543      3,644
Terra Nova Insurance Ltd.*..............................     6,324      5,883
All others..............................................   140,047    131,924
                                                          --------   --------
Total...................................................  $336,518   $300,077
                                                          ========   ========

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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS

    The amortized cost and fair value of investments, which are available for sale, are as follows (in thousands):

                                                   GROSS        GROSS
                                    AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                       COST        GAINS        LOSSES       VALUE
                                    ----------   ----------   ----------   ----------
December 31, 1998:
  Fixed maturities:
    U.S. Government and
      agencies....................  $  149,038     $ 6,365      $  (133)   $  155,270
    State and political
      subdivisions................     441,442      23,245         (153)      464,534
    Foreign governments...........      20,893       1,193          (17)       22,069
    Corporate securities..........     208,685       7,778       (1,440)      215,023
    Mortgage-backed securities....     289,152       5,162         (588)      293,726
                                    ----------     -------      -------    ----------
                                     1,109,210      43,743       (2,331)    1,150,622
  Short-term investments..........      50,819          --           --        50,819
  Preferred stocks................      55,155       3,450         (624)       57,981
                                    ----------     -------      -------    ----------
                                    $1,215,184     $47,193      $(2,955)   $1,259,422
                                    ==========     =======      =======    ==========

December 31, 1997:
  Fixed maturities:
    U.S. Government and
      agencies....................  $  182,638     $ 2,552      $  (112)   $  185,078
    State and political
      subdivisions................     437,512      21,534         (232)      458,814
    Foreign governments...........      28,571       2,509         (427)       30,653
    Corporate securities..........     261,248       5,254         (573)      265,929
    Mortgage-backed securities....     192,001       3,500         (273)      195,228
                                    ----------     -------      -------    ----------
                                     1,101,970      35,349       (1,617)    1,135,702
  Short-term investments..........      52,210           9           --        52,219
  Preferred stocks................      39,476       3,445          (42)       42,879
                                    ----------     -------      -------    ----------
                                    $1,193,656     $38,803      $(1,659)   $1,230,800
                                    ==========     =======      =======    ==========

    Fair values of investments are principally based on quoted market prices. Short-term investments are comprised principally of corporate and municipal securities.

    The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are as follows (in thousands):

                                                       AMORTIZED       FAIR
                                                          COST        VALUE
                                                       ----------   ----------
Due in 1998..........................................  $   39,401   $   39,574
Due in 1999 through 2002.............................     187,562      194,479
Due in 2003 through 2007.............................     174,497      185,164
Due in 2008 and thereafter...........................     418,598      437,679
                                                       ----------   ----------
                                                          820,058      856,896
Mortgage-backed securities...........................     289,152      293,726
                                                       ----------   ----------
                                                       $1,109,210   $1,150,622
                                                       ==========   ==========

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

    The changes in unrealized gains and losses, which are recorded in stockholders' equity as accumulated other comprehensive income, were as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1997       1996
                                                    --------   --------   --------
Fixed maturities and short-term investments.......   $7,671    $14,538    $(14,229)
Preferred stock...................................     (577)     1,933         419
                                                     ------    -------    --------
                                                     $7,094    $16,471    $(13,810)
                                                     ======    =======    ========

    Net realized gains (losses) on investments are comprised of the following (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1997       1996
                                                    --------   --------   --------
Fixed maturities:
  Gross gains.....................................  $ 4,703    $ 2,771    $ 5,590
  Gross losses....................................   (2,840)    (1,270)    (6,660)
                                                    -------    -------    -------
                                                      1,863      1,501     (1,070)

Preferred stocks:
  Gross gains.....................................    1,211        726        206
  Gross losses....................................     (396)       (45)       (26)
                                                    -------    -------    -------
                                                        815        681        180
                                                    -------    -------    -------
                                                    $ 2,678    $ 2,182    $  (890)
                                                    =======    =======    =======

    Major categories of net investment income are as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1997       1996
                                                   --------   --------   --------
Fixed maturities.................................  $72,892    $72,520    $69,825
Short-term investments and cash..................    4,220      4,586      6,594
Preferred stocks.................................    3,408      2,215        983
                                                   -------    -------    -------
Total investment income..........................   80,520     79,321     77,402
Expenses.........................................    3,964      3,831      3,721
                                                   -------    -------    -------
Net investment income............................  $76,556    $75,490    $73,681
                                                   =======    =======    =======

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)

    The components of other comprehensive income are as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1998       1997       1996
                                                     --------   --------   --------
Holding gains (losses) arising during the year, net
 of taxes of $3,216, $6,359 and $(4,869),
 respectively......................................   $6,556    $12,294    $(9,831)
Reclassification adjustment for gains (losses)
 realized in net income during the year, net of
 taxes of $937, $764 and $(312), respectively......    1,741      1,418       (578)
                                                      ------    -------    -------
Net change in unrealized gain (loss) on available
 for sale securities during the year, net of taxes
 of $2,279, $5,595 and $(4,557), respectively......   $4,815    $10,876    $(9,253)
                                                      ======    =======    =======

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

5.  INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Deferred tax assets:
  Tax-basis loss reserve adjustment......................  $ 31,288   $ 39,329
  Tax-basis unearned premium reserve adjustment..........     4,004      3,855
  Accrued expenses.......................................        --        914
  Net operating loss carryforward........................    14,658         --
  Alternative minimum tax credit carryforward............    13,445     12,647
  Other..................................................     2,249      4,161
                                                           --------   --------
  Total deferred tax assets..............................    65,644     60,906

Deferred tax liabilities:
  Unrealized investment gains............................   (12,056)   (11,503)
  Deferred policy acquisition costs......................    (2,698)    (2,563)
  Receivables............................................    (1,134)      (561)
  Other..................................................    (5,663)    (3,300)
                                                           --------   --------
  Total deferred tax liabilities.........................   (21,551)   (17,927)
                                                           --------   --------
Net deferred tax asset...................................  $ 44,093   $ 42,979
                                                           ========   ========

    MMI expects adequate future taxable income to realize the deferred tax asset. Accordingly, no valuation reserve is considered necessary.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INCOME TAXES (CONTINUED)

    Significant components of the provision for income taxes are as follows (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1997       1996
                                                   --------   --------   --------
Current (credit):
  Federal........................................  $(3,037)   $  3,705   $ 1,115
  Foreign........................................    7,392       8,505     9,338
                                                   -------    --------   -------
  Total current..................................    4,355      12,210    10,453

Deferred (credit):
  Federal........................................   (1,476)       (959)      423
  Foreign........................................   (1,263)     (1,017)       37
                                                   -------    --------   -------
  Total deferred.................................   (2,739)     (1,976)      460
                                                   -------    --------   -------
Provision for income tax.........................  $ 1,616    $ 10,234   $10,913
                                                   =======    ========   =======


    A reconciliation of income tax computed at the United States federal statutory tax rate of 35% to income tax expense in the accompanying financial statements is as follows (dollars in thousands):


                                        1998                  1997                  1996
                                 -------------------   -------------------   -------------------
                                 AMOUNT       %        AMOUNT       %         AMOUNT      %
                                 -------      ----     -------      ----     --------     ----
Tax at U.S. statutory rate.....  $ 5,487        35%    $16,496        35%    $ 20,091       35%
Non-taxable investment
 income........................   (7,126)      (46)     (8,431)      (18)      (7,896)     (14)
Acquisition costs..............       --        --       2,603         5           --       --
Foreign operations.............    1,275         8          --        --           --       --
Other..........................    1,980        13        (434)       --       (1,282)      (2)
                                 -------      ----     -------      ----     --------     ----
Net provision..................  $ 1,616        10%    $10,234        22%    $ 10,913       19%
                                 =======      ====     =======      ====     ========     ====


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

7.  LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The following table presents a reconciliation of beginning and ending property/casualty loss and loss adjustment expense (LAE) reserve balances for the years indicated (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
Liability for losses and LAE at beginning of
 year (net of reinsurance receivables:
 1998 -- $263,401; 1997 -- $241,270; 1996 --
 $263,934)....................................  $851,941   $900,427   $918,497

Add provision for losses and LAE for claims
 occurring in:
  Current year................................   260,043    209,367    213,419
  Prior years.................................    21,291     (4,081)    (9,642)
                                                --------   --------   --------
  Total incurred losses and LAE...............   281,334    205,286    203,777

Less losses and LAE payments for claims
 occurring in:
  Current year from continuing operations.....    24,772     13,108     17,974
  Prior years from continuing operations......   244,471    240,365    200,765
  Prior years from discontinued operations....       499        299      3,108
                                                --------   --------   --------
  Total paid losses and LAE...................   269,742    253,772    221,847
                                                --------   --------   --------

Liability for losses and LAE at end of year
 (net of reinsurance receivables: 1998 --
 $293,284; 1997 -- $263,401; 1996 --
 $241,270)....................................  $863,533   $851,941   $900,427
                                                ========   ========   ========

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

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Statutory-basis capital and surplus.....................  $188,309   $191,548
Additions:
  Unionamerica..........................................   129,118    118,562
  GAAP-basis deferred income taxes......................    30,974     33,085
  Other, including non-insurance company amounts........    64,527     55,807
                                                          --------   --------
GAAP-basis consolidated stockholders' equity of MMI.....  $412,928   $399,002
                                                          ========   ========

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1997       1996
                                                   --------   --------   --------
Statutory-basis combined net income..............  $ 4,150    $27,763    $32,685
Additions (deductions):
  Unionamerica...................................   11,382      8,162     19,105
  Statutory-basis loss reserve discount..........       --         --     (1,994)
  GAAP-basis deferred income taxes...............   (1,553)      (786)    (5,986)
  Other, including non-insurance company
    amounts......................................   (2,615)      (779)    (3,690)
                                                   -------    -------    -------
GAAP-basis consolidated net income of MMI........  $11,364    $34,360    $40,120
                                                   =======    =======    =======

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

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1997       1996
                                                   --------   --------   --------
Income from continuing operations................  $14,060    $36,190    $46,490

Weighted average shares for basic earnings per
 share...........................................   18,936     18,751     17,336
Effect of dilutive employee stock options........      449        645        751
                                                   -------    -------    -------
Adjusted weighted average shares for diluted
 earnings per share..............................   19,385     19,396     18,087
                                                   =======    =======    =======
Basic earnings per share.........................  $  0.74    $  1.93    $  2.68
Diluted earnings per share.......................     0.73       1.86       2.57


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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLANS (CONTINUED)

    A summary of the MMI stock option activity, and related information for the years ended December 31 follows:

                                     1998                   1997                   1996
                             --------------------   --------------------   --------------------
                                         WEIGHTED               WEIGHTED               WEIGHTED
                                         AVERAGE                AVERAGE                AVERAGE
                                         EXERCISE               EXERCISE               EXERCISE
                              SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                             ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
 year......................  1,589,362    $16.15    1,580,916    $14.98    1,298,185    $11.97
Granted (at fair value)....    478,336     21.19      130,625     25.30      531,319     21.89
Exercised..................    (16,400)    10.01     (121,079)    10.57     (213,338)    12.56
Cancelled..................    (53,000)    24.22       (1,100)    24.25      (35,250)    23.09
                             ---------    ------    ---------    ------    ---------    ------
                             1,998,298     17.20    1,589,362     16.15    1,580,916     14.98
LTIP options outstanding...    357,245     16.29           --        --           --        --
                             ---------    ------    ---------    ------    ---------    ------
                             2,355,543    $17.06    1,589,362    $16.15    1,580,916    $14.98
                             =========    ======    =========    ======    =========    ======

Options exercisable at
 year-end..................  1,597,712    $16.28    1,534,862    $15.76    1,164,722    $13.34
Shares available for grant
 at end of year............    225,039                650,392                229,900

    Shares available for grant exclude LTIP shares. Other information regarding options outstanding and exercisable as of December 31, 1998 is as follows:

                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     ------------------------------------   ----------------------
                                                    WEIGHTED
                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                    REMAINING    AVERAGE                  AVERAGE
                                       NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES             OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------             -----------   -----------   --------   -----------   --------
$5.36..............................     264,317        1.69       $ 5.36       264,317     $ 5.36
$13.13 to $18.63...................   1,450,126        7.23        15.60       918,045      15.27
$21.06 to $32.25...................     641,100        8.21        25.17       415,350      25.43
                                      ---------        ----       ------     ---------     ------
                                      2,355,543        6.87       $17.06     1,597,712     $16.28
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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLANS (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' six-month vesting period. MMI's pro forma information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1997       1996
                                                   --------   --------   --------
Pro forma net income (in thousands)..............  $10,266    $33,216    $36,361
Pro forma net income per common and common
 equivalent share:
  Basic..........................................  $  0.54    $  1.77    $  2.10
  Diluted........................................     0.53       1.71       2.01

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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    The following table is a summary of activity for the Plan (in thousands):

                                                        DECEMBER 31,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year..........  $12,553    $ 9,118
  Service cost.....................................      895        704
  Interest cost....................................      826        656
  Actuarial (gains)................................     (161)     2,578
  Foreign currency exchange rate change............      153       (374)
  Benefits paid....................................     (229)      (129)
                                                     -------    -------
  Benefit obligation at end of year................   14,037     12,553
Change in Plan assets:
  Fair value of Plan assets at beginning of year...   12,894     10,360
  Actual return on Plan assets.....................    2,190      1,883
  Foreign currency exchange rate change............      157      --
  Company contributions............................      858        780
  Benefits paid....................................     (229)      (129)
                                                     -------    -------
  Fair value of Plan assets at end of year.........   15,870     12,894
                                                     -------    -------
Plan overfunding...................................    1,832        341
Unrecognized net actuarial (gain) loss.............     (421)       886
Unrecognized prior service cost....................     (852)      (902)
                                                     -------    -------
Prepaid benefit cost...............................  $   559    $   325
                                                     =======    =======

    Weighted-average assumptions are as follows:

                                                       1998       1997       1996
                                                     --------   --------   --------
  Discount rate....................................    5.25%      6.50%      7.75%
  Expected return on Plan assets...................    6.50       8.00       8.00
  Rate of compensation increase....................    3.50       5.50       5.50

    Net pension expense includes the following components (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
Service cost..................................  $   895     $ 704      $ 677
Interest cost.................................      826       656        551
Expected return on plan assets................   (1,044)     (829)      (623)
Amortization of prior service cost............      (50)      (49)       (50)
                                                -------     -----      -----
Net pension expense...........................  $   627     $ 482      $ 555
                                                =======     =====      =====

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


                                                   DOMESTIC    INTERNATIONAL   CONSULTING
                                                  INSURANCE      INSURANCE      AND FEES      TOTAL
                                                  ----------   -------------   ----------   ----------
1998:
  Revenues from external customers..............  $  210,506      $136,229       $44,485    $  391,220
  Net investment income.........................      49,103        27,453        --            76,556
                                                  ----------      --------       -------    ----------
  Total segment revenues........................     259,609       163,682        44,485       467,776
  Net realized gains on investments.............                                                 2,678
                                                                                            ----------
  Total revenues................................                                            $  470,454
                                                                                            ==========
  Segment income (loss).........................      (3,866)       17,064          (200)   $   12,998
  Net realized gains on investments.............                                                 2,678
                                                                                            ----------
  Income from continuing operations before
    income taxes and extraordinary loss.........                                            $   15,676
                                                                                            ==========

  Interest expense..............................       4,921         3,936         1,308    $   10,165
  Depreciation and amortization.................       3,921         1,625         3,625         9,171
  Reserve strengthening.........................      17,500         3,300        --            20,800

  Significant non-cash items:
    Increase (decrease) in policy liabilities...      70,055       (11,774)       --            58,281
    Amortization of deferred policy acquisition
      costs.....................................      19,311        36,906        --            56,217

  Identifiable assets at end of year............   1,165,551       778,137        15,721     1,959,409

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INDUSTRY SEGMENTS (CONTINUED)


                                                   DOMESTIC    INTERNATIONAL   CONSULTING
                                                  INSURANCE      INSURANCE      AND FEES      TOTAL
                                                  ----------   -------------   ----------   ----------
1997:
  Revenues from external customers..............  $  159,579      $127,918       $44,862    $  332,359
  Net investment income.........................      47,171        28,319        --            75,490
                                                  ----------      --------       -------    ----------
  Total segment revenues........................     206,750       156,237        44,862       407,849
  Net realized gains on investments.............                                                 2,182
                                                                                            ----------
  Total revenues................................                                            $  410,031
                                                                                            ==========

  Segment income................................      21,113        16,451         7,385    $   44,949
  Net realized gains on investments.............                                                 2,182
                                                                                            ----------
  Income from continuing operations before
    income taxes and extraordinary loss.........                                            $   47,131
                                                                                            ==========

  Interest expense..............................       3,118         2,777           594    $    6,489
  Depreciation and amortization.................       3,232         1,302         3,427         7,961
  Acquisition expenses..........................      --             9,745        --             9,745

  Significant non-cash items:
    Increase (decrease) in policy liabilities...       5,154        (2,176)       --             2,978
    Amortization of deferred policy acquisition
      costs.....................................      15,805        33,244        --            49,049

  Identifiable assets at end of year............   1,074,189       784,650        25,228     1,884,067

1996:
  Revenues from external customers..............  $  164,409      $116,982       $32,314    $  313,705
  Net investment income.........................      44,274        29,407        --            73,681
                                                  ----------      --------       -------    ----------
  Total segment revenues........................     208,683       146,389        32,314       387,386
  Net realized losses on investments............                                                  (890)
                                                                                            ----------
  Total revenues................................                                            $  386,496
                                                                                            ==========

  Segment income................................      24,120        29,330         4,843    $   58,293
  Net realized losses on investments............                                                  (890)
                                                                                            ----------
  Income from continuing operations before
    income taxes and extraordinary loss.........                                            $   57,403
                                                                                            ==========

  Interest expense..............................       2,914         2,686           483    $    6,083
  Depreciation and amortization.................       2,877         1,218         2,059         6,154

  Significant non-cash items:
    Decrease in policy liabilities..............      (4,918)      (28,994)       --           (33,912)
    Amortization of deferred policy acquisition
      costs.....................................      14,024        27,811        --            41,835

  Identifiable assets at end of year............   1,037,791       750,081        16,549     1,804,421

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INDUSTRY SEGMENTS (CONTINUED)


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
ENTERPRISE-WIDE DISCLOSURES                                     1998       1997       1996
---------------------------                                   --------   --------   --------
Revenues from external customers by product:
  Professional liability insurance..........................  $197,461   $154,097   $156,722
  International insurance...................................   136,229    127,918    116,982
  Life and health insurance.................................    13,045      5,482      7,687
  Consulting services.......................................    44,485     44,862     32,314
                                                              --------   --------   --------
  Total.....................................................  $391,220   $332,359   $313,705
                                                              ========   ========   ========

                      MMI COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    (in thousands, except per share data):


                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        3/31/98    6/30/98    9/30/98    12/31/98
                                                        --------   --------   --------   --------
    Revenues..........................................  $133,147   $106,077   $108,629   $122,601
    Income (loss) from continuing operations..........     9,418      9,125    (12,283)     7,800
    Loss from discontinued operations, net of tax.....      (723)      (641)      (720)      (612)
                                                        --------   --------   --------   --------
    Net income (loss).................................  $  8,695   $  8,484   $(13,003)  $  7,188
                                                        ========   ========   ========   ========
    Earnings per common and common equivalent share:
      Basic:
        Income (loss) before extraordinary losses.....  $   0.50   $   0.48   $  (0.65)  $   0.41
        Loss from discontinued operations, net of
          tax.........................................     (0.04)     (0.03)     (0.04)     (0.03)
                                                        --------   --------   --------   --------
        Net income (loss).............................  $   0.46   $   0.45   $  (0.69)  $   0.38
                                                        ========   ========   ========   ========
      Diluted:
        Income (loss) before extraordinary losses.....  $   0.49   $   0.47   $  (0.65)  $   0.40
        Loss from discontinued operations, net of
          tax.........................................     (0.04)     (0.03)     (0.04)     (0.03)
                                                        --------   --------   --------   --------
        Net income (loss).............................  $   0.45   $   0.44   $  (0.69)  $   0.37
                                                        ========   ========   ========   ========



                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        3/31/97    6/30/97    9/30/97    12/31/97
                                                        --------   --------   --------   --------
    Revenues..........................................  $100,783   $101,989   $101,851   $105,408
    Income from continuing operations before
      extraordinary losses............................    11,037     11,458     12,745      1,657
    Extraordinary losses, net of taxes................        --       (267)        --       (440)
    Loss from discontinued operations, net of tax.....      (412)      (376)      (515)      (527)
                                                        --------   --------   --------   --------
    Net income........................................  $ 10,625   $ 10,815   $ 12,230   $    690
                                                        ========   ========   ========   ========
    Earnings per common and common equivalent share:
      Basic:
        Income before extraordinary losses............  $   0.59   $   0.61   $   0.68   $   0.09
        Extraordinary losses, net of tax..............        --      (0.01)        --      (0.02)
        Loss from discontinued operations, net of
          tax.........................................     (0.02)     (0.02)     (0.03)     (0.03)
                                                        --------   --------   --------   --------
        Net income....................................  $   0.57   $   0.58   $   0.65   $   0.04
                                                        ========   ========   ========   ========
      Diluted:
        Income before extraordinary losses............  $   0.57   $   0.59   $   0.66   $   0.09
        Extraordinary losses, net of tax..............        --      (0.01)        --      (0.02)
        Loss from discontinued operations, net of
          tax.........................................     (0.02)     (0.02)     (0.03)     (0.03)
                                                        --------   --------   --------   --------
        Net income....................................  $   0.55   $   0.56   $   0.63   $   0.04
                                                        ========   ========   ========   ========


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

15.  DISCONTINUED OPERATIONS (CONTINUED)

    In February 1997, MMI settled both lawsuits and commuted the stop-loss reinsurance agreement. The settlement of all these matters is reflected in the accompanying 1996 consolidated statement of income as a loss from discontinued operations. The pre-tax loss was $7,800,000 with a corresponding tax benefit of $2,700,000, resulting in a charge of $5,100,000.


    On March 31, 1999, MMI sold the net assets of Healthcare Credentials Management Services, its credentials verification subsidiary, and reported the disposal as a discontinued operation. Included in the loss from discontinued operations are HCMS' pre-tax operating losses of $4.2 million in 1998, $2.8 million in 1997 and $2.0 million in 1996. Net of tax, the loss was $2.7 million, $1.8 million and $1.3 million in 1998, 1997 and 1996, respectively.



16.  SUBSEQUENT EVENT



    In December 1999, MMI announced the signing of a definitive agreement to merge with The St. Paul Companies, Inc. (The St. Paul). Under the terms of the merger, MMI will merge with a subsidiary of The St. Paul. The merger is anticipated to close during the second quarter of 2000 pending the receipt of the required shareholder and regulatory approvals.

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


       3.  Exhibits. An index to exhibits to this report is on page 57.


    b.  Reports on Form 8-K.
       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Registrant: MMI Companies, Inc.

Date: January 18, 2000                                 By:  /s/ B. FREDERICK BECKER
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


Date: January 18, 2000                                 By:  /s/ B. FREDERICK BECKER
                                                            -----------------------------------------
                                                            B. Frederick Becker
                                                            Chairman and Chief Executive Officer
                                                            Officer and Director

Date: January 18, 2000                                 By:  /s/ PAUL M. ORZECH
                                                            -----------------------------------------
                                                            Paul M. Orzech
                                                            Executive Vice President and
                                                            Chief Financial Officer

Date: January 18, 2000                                 By:  /s/ JOSEPH R. HERMAN
                                                            -----------------------------------------
                                                            Joseph R. Herman
                                                            Senior Vice President and Controller

Date: January 18, 2000                                 By:  /s/ RICHARD R. BARR
                                                            -----------------------------------------
                                                            Richard R. Barr
                                                            Director

Date: January 18, 2000                                 By:  /s/ GEORGE B. CALDWELL
                                                            -----------------------------------------
                                                            George B. Caldwell
                                                            Director

Date: January 18, 2000                                 By:  /s/ K. JAMES EHLEN, M.D.
                                                            -----------------------------------------
                                                            K. James Ehlen, M.D.
                                                            Director

Date: January 18, 2000                                 By:  /s/ F. LAIRD FACEY, M.D.
                                                            -----------------------------------------
                                                            F. Laird Facey, M.D.
                                                            Director

Date: January 18, 2000                                 By:  /s/ ALAN C. GUY
                                                            -----------------------------------------
                                                            Alan C. Guy
                                                            Director

Date: January 18, 2000                                 By:  /s/ WILLIAM M. KELLEY
                                                            -----------------------------------------
                                                            William M. Kelley
                                                            Director

Date: January 18, 2000                                 By:  /s/ ANDREW D. KENNEDY
                                                            -----------------------------------------
                                                            Andrew D. Kennedy
                                                            Director

Date: January 18, 2000                                 By:  /s/ TIMOTHY R. MCCORMICK
                                                            -----------------------------------------
                                                            Timothy R. McCormick
                                                            Director

Date:                                                  By:
                                                            -----------------------------------------
                                                            Gerald L. McManis
                                                            Director

Date: January 18, 2000                                 By:  /s/ SCOTT S. PARKER
                                                            -----------------------------------------
                                                            Scott S. Parker
                                                            Director

Date: January 18, 2000                                 By:  /s/ EDWARD C. PEDDIE
                                                            -----------------------------------------
                                                            Edward C. Peddie
                                                            Director

Date: January 18, 2000                                 By:  /s/ JOSEPH D. SARGENT
                                                            -----------------------------------------
                                                            Joseph D. Sargent
                                                            Director

Date: January 18, 2000                                 By:  /s/ ROBERT A. SPASS
                                                            -----------------------------------------
                                                            Robert A. Spass
                                                            Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                     PAGE
                                                                   --------
II.  Condensed Financial Information of Registrant
       Condensed Balance Sheets..................................    S-1
       Condensed Statements of Income............................    S-2
       Condensed Statements of Cash Flow.........................    S-3
III. Supplementary Insurance Information.........................    S-4
IV.  Reinsurance.................................................    S-5
V.   Valuation and Qualifying Accounts...........................    S-6
VI.  Supplementary Property/Casualty Insurance Information.......    S-7

Schedule I has been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto.

                                 EXHIBIT INDEX


3.1    Certificate Of Incorporation of The Registrant. (6)
3.2    Bylaws of the Registrant. (3)
4.1    Specimen stock certificate representing Common Stock. (7)
4.2    Amended and Restated Rights Agreement dated as of
       September 24, 1998 by and between the Registrant and Chase
       Mellon Shareholder Services LLC, as Rights Agent. (13)
10.1   Credit Agreement dated as of February 20, 1998 among the
       Registrant, Various Lenders and Bank of America National
       Trust and Savings Association, as Agent for the Lenders.
       (11)
10.2   Indenture dated December 23, 1997 relating to Junior
       Subordinated Debentures. (10)
10.3   Amended and Restated Declaration of Trust of MMI Capital
       Trust I dated December 23, 1997. (10)
10.4   Lease dated July 1, 1991 for the Registrant's principal
       executive offices and First through Seventh Amendments to
       Lease, various dates (1)(3)(4)(5)(7)
10.5   Amended and Restated Return on Equity Incentive Plan,
       effective January 1, 1990. (5) #
10.6   Amended 1993 Employee Stock Plan, effective January 15,
       1993.(9) #
10.7   Retirement Equity Plan.(7) #
10.8   1993 Non-Employee Directors' Formula Stock Option Plan,
       effective January 15, 1993. (11) #
10.9   Certificates of Insurance for Directors' Life Insurance
       Program.(1) #
10.10  Amended Board of Directors Retirement Plan, effective
       January 1, 1993. (11) #
10.11  Amended 1996 Non-Employee Director Stock and Deferred Cash
       Compensation Plan. (5) #
10.12  Employment Agreement, as amended, dated as of May 1, 1997, between the Registrant and its Chief Executive Officer,
       Mr. B. Frederick Becker. (11)(12) #
10.13  Form of agreements between the Registrant and Ms. Anna Marie
       Hajek, Mr. Gerald L. McManis, Mr. Paul M. Orzech and
       Mr. Wayne A. Sinclair. (6) #
10.14  Service Agreement dated September 10, 1993, between Ian G.
       Sinclair and UA Management Company. (8) #
10.15  Transfer and Forbearance Agreement dated as of December 30,
       1993 among the Registrant and Gerald L. McManis. (2)
10.16  Acquisition Agreement dated June 25, 1997 by and between the
       Registrant and Unionamerica Holdings plc (7)
10.17  Share Purchase Agreement, as amended, dated as of June 30,
       1993, among Unionamerica Acquisition Company Ltd.,
       Unionamerica Holdings Ltd. and The Continental Corporation.
       (8)
10.18  Tax Indemnification Agreement, dated as of September 10,
       1993, by and among The Continental Corporation and
       Unionamerica Acquisition Company Ltd. (8)
10.19  Form of Promissory Note in connection with Loan Stock
       Program.
10.20  Long Term Incentive Plan, effective January 1, 1997 #
12.1   Statement re computation of ratio of earnings to fixed
       charges
21.1   Subsidiaries of the registrant.*
23.1   Consent of Ernst & Young LLP.
23.2   Consent of KPMG Audit Plc.
27.1   Financial data schedule.
99.1   Opinion of KPMG Audit Plc.


------------------------


*   Previously filed.


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

                              MMI COMPANIES, INC.
                                (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
ASSETS
  INVESTMENTS
    Investment in subsidiaries..............................  $417,762   $403,200
    Short-term investments..................................     6,806        835
    Fixed maturities........................................    19,301     31,855
    Preferred stocks........................................     2,000      2,000
                                                              --------   --------
                                                               445,869    437,890

  OTHER ASSETS
    Cash....................................................        68        161
    Furniture and equipment -- at cost, less accumulated
      depreciation: 1998 -- $6,404; 1997 -- $4,298..........     6,098      5,501
    Due from affiliates.....................................    71,288     78,164
    Deferred income taxes...................................     8,851      8,888
    Other...................................................     9,503      4,888
                                                              --------   --------
                                                              $541,677   $535,492
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Accrued expenses and other liabilities..................  $  9,932   $ 15,484
    Due to affiliates.......................................        --      2,282
    Company-obligated, mandatorily redeemable preferred
      securities of subsidiary trust holding solely junior
      subordinated debentures of the Company................   118,817    118,724
                                                              --------   --------
                                                               128,749    136,490

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.10 per share:
      Authorized shares: 30,000
      Issued and outstanding shares: 1998 -- 19,059;
        1997 -- 18,857......................................     1,906      1,886
    Additional paid-in capital..............................   221,649    217,855
    Retained earnings.......................................   160,226    154,929
    Accumulated other comprehensive income, net of taxes:
      1998 -- $15,091; 1997 -- $12,812......................    29,147     24,332
                                                              --------   --------
                                                               412,928    399,002
                                                              --------   --------
                                                              $541,677   $535,492
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                              MMI COMPANIES, INC.
                                (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MMI CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUES
  Management fees from subsidiaries.........................  $23,950    $28,450    $24,550
  Dividends received from subsidiaries......................    6,551     29,750     11,000
  Net investment income.....................................    1,746      1,578        752
  Net realized gains on investments.........................      154         16         22
                                                              -------    -------    -------
                                                               32,401     59,794     36,324

EXPENSES
  Administrative and other..................................   29,082     24,394     23,193
  Interest expense..........................................    5,324      3,712      3,397
                                                              -------    -------    -------
                                                               34,406     28,106     26,590
                                                              -------    -------    -------
    Income (loss) from continuing operations before income
      taxes, extraordinary loss and equity in undistributed
      net income of subsidiaries............................   (2,005)    31,688      9,734
  Income taxes (credit).....................................   (3,806)       381       (396)
                                                              -------    -------    -------
    Income from continuing operations before extraordinary
      loss and equity in undistributed net income of
      subsidiaries..........................................    1,801     31,307     10,130
  Extraordinary loss, net of taxes..........................       --        141         --
                                                              -------    -------    -------
    Income from continuing operations before equity in
      undistributed net income of subsidiaries..............    1,801     31,166     10,130
  Loss from discontinued operations.........................    2,696      1,830      6,370
                                                              -------    -------    -------
    Income (loss) before equity in undistributed net income
      of subsidiaries.......................................     (895)    29,336      3,760
  Equity in undistributed net income of subsidiaries........   12,259      5,024     36,360
                                                              -------    -------    -------
    Net income..............................................  $11,364    $34,360    $40,120
                                                              =======    =======    =======


                See Notes to Consolidated Financial Statements.

                              MMI COMPANIES, INC.
                                (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Net cash provided (used) by operating activities............  $ 5,437    $(17,619)  $  3,558

Investing activities:
  Net sale (purchase) of short-term investments.............   (5,971)     14,649    (14,769)
  Purchases of fixed maturities.............................  ( 8,373)    (43,108)   (38,833)
  Sales of fixed maturities.................................   19,377      33,133      8,706
  Maturities of fixed maturities............................    1,618       1,588      5,430
  Capital contribution to subsidiaries......................       --     (20,000)   (10,003)
  Furniture and equipment additions.........................   (2,704)     (3,200)    (2,174)
  Acquisition of subsidiaries...............................   (5,824)    (21,006)   (11,074)
                                                              -------    --------   --------
      Net cash used by investing activities.................   (1,877)    (37,944)   (62,717)

Financing activities:
  Issuance of Common Stock..................................    2,568       1,899     56,725
  Common Stock repurchased..................................     (154)     (2,840)        --
  Issuance of Capital Securities............................       --     124,551         --
  Costs incurred in connection with securities offering.....       --      (5,832)    (3,119)
  Payments on notes payable.................................       --     (58,000)      (750)
  Proceeds from notes payable...............................       --          --      9,000
  Dividends.................................................   (6,067)     (4,182)    (2,864)
                                                              -------    --------   --------
      Net cash provided (used) by financing activities......   (3,653)     55,596     58,992
                                                              -------    --------   --------

      Increase (decrease) in cash...........................      (93)         33       (167)
Cash at beginning of year...................................      161         128        295
                                                              -------    --------   --------
      Cash at end of year...................................  $    68    $    161   $    128
                                                              =======    ========   ========

                See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                DECEMBER 31,                                    YEAR ENDED DECEMBER 31,
                           -------------------------------------------------------      ----------------------------------------
                                                                                                                      BENEFITS,
                                             LOSS AND                                                                  CLAIMS,
                            DEFERRED           LOSS                                                                     LOSSES
                             POLICY         ADJUSTMENT      UNEARNED       FUTURE                        NET             AND
                           ACQUISITION       EXPENSE        PREMIUM        POLICY       PREMIUM       INVESTMENT      SETTLEMENT
       SEGMENT                COSTS          RESERVES       RESERVES      BENEFITS      REVENUES        INCOME         EXPENSES
---------------------      -----------      ----------      --------      --------      --------      ----------      ----------
1998:
  Domestic
    insurance........        $ 8,132        $  691,903      $ 70,810       $8,326       $210,506        $49,103        $203,449
  International
    insurance........         20,169           484,170        71,129           --        136,229         27,453          88,032
  Consulting and
    fees.............             --                --            --           --             --             --              --
                             -------        ----------      --------       ------       --------        -------        --------
                             $28,301        $1,176,073      $141,939       $8,326       $346,735        $76,556        $291,481
                             =======        ==========      ========       ======       ========        =======        ========
1997:
  Domestic
    insurance........        $ 7,462        $  625,114      $ 67,147       $8,723       $159,579        $47,171        $132,948
  International
    insurance(1).....         19,077           500,032        67,041           --        127,918         28,319          76,417
  Consulting and
    fees.............             --                --            --           --             --             --              --
                             -------        ----------      --------       ------       --------        -------        --------
                             $26,539        $1,125,146      $134,188       $8,723       $287,497        $75,490        $209,365
                             =======        ==========      ========       ======       ========        =======        ========
1996:
  Domestic
    insurance........        $ 7,117        $  631,573      $ 55,679       $8,578       $164,409        $44,274        $135,786
  International
    insurance........         16,006           518,345        50,796           --        116,982         29,407          72,990
  Consulting and
    fees.............             --                --            --           --             --             --              --
                             -------        ----------      --------       ------       --------        -------        --------
                             $23,123        $1,149,918      $106,475       $8,578       $281,391        $73,681        $208,776
                             =======        ==========      ========       ======       ========        =======        ========

                                YEAR ENDED DECEMBER 31,
                       -----------------------------------------

                       AMORTIZATION
                       OF DEFERRED
                          POLICY           OTHER          NET
                       ACQUISITION       OPERATING      PREMIUMS
       SEGMENT            COSTS          EXPENSES       WRITTEN
---------------------  ------------      ---------      --------
1998:
  Domestic
    insurance........    $19,311         $ 40,715       $214,028
  International
    insurance........     36,906           21,680        140,744
  Consulting and
    fees.............         --           53,272             --
                         -------         --------       --------
                         $56,217         $115,667       $354,772
                         =======         ========       ========
1997:
  Domestic
    insurance........    $15,805         $ 36,885       $168,607
  International
    insurance(1).....     33,244           30,125        138,342
  Consulting and
    fees.............         --           47,055             --
                         -------         --------       --------
                         $49,049         $114,065       $306,949
                         =======         ========       ========
1996:
  Domestic
    insurance........    $14,024         $ 34,753       $167,392
  International
    insurance........     27,811           16,258        122,725
  Consulting and
    fees.............         --           31,646             --
                         -------         --------       --------
                         $41,835         $ 82,657       $290,117
                         =======         ========       ========

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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                           PERCENTAGE
                                                       CEDED TO                            OF AMOUNT
                                            GROSS        OTHER      ASSUMED       NET      ASSUMED TO
                                            AMOUNT     COMPANIES   FROM OTHER    AMOUNT       NET
                                          ----------   ---------   ----------   --------   ----------
Year ended December 31, 1998:
  Life insurance in force at end of
    year:                                 $1,073,993   $343,583     $     --    $730,410
                                          ==========   ========     ========    ========
  Premiums:
    Medical malpractice.................  $  222,232   $ 33,438     $  8,669    $197,463       4.39%
    International.......................      53,000     28,951      112,180     136,229      82.35%
    Other...............................      27,787     23,463        8,719      13,043      66.85%
                                          ----------   --------     --------    --------
      Total premiums....................  $  303,019   $ 85,852     $129,568    $346,735
                                          ==========   ========     ========    ========

Year ended December 31, 1997:
  Life insurance in force at end of
    year:                                 $  992,060   $302,889     $     --    $689,171
                                          ==========   ========     ========    ========
  Premiums:
    Medical malpractice.................  $  173,025   $ 32,946     $ 14,018    $154,097       9.10%
    International (1)...................      43,583     10,326       94,661     127,918      74.00%
    Other...............................      17,854     14,185        1,813       5,482      33.07%
                                          ----------   --------     --------    --------
      Total premiums....................  $  234,462   $ 57,457     $110,492    $287,497
                                          ==========   ========     ========    ========

Year ended December 31, 1996:
  Life insurance in force at end of
    year:                                 $1,265,506   $300,385     $     --    $965,121
                                          ==========   ========     ========    ========
  Premiums:
    Medical malpractice.................  $  171,058   $ 29,504     $ 15,168    $156,722       9.68%
    International.......................      49,915     21,040       88,107     116,982      75.32%
    Other...............................      21,001     15,481        2,167       7,687      28.19%
                                          ----------   --------     --------    --------
      Total premiums....................  $  241,974   $ 66,025     $105,442    $281,391
                                          ==========   ========     ========    ========

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

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT
                                                       BEGINNING                             BALANCE AT
DESCRIPTION                                             OF YEAR     ADDITIONS   DEDUCTIONS   END OF YEAR
-----------                                            ----------   ---------   ----------   -----------
Year ended December 31, 1998:
  Accumulated amortization of goodwill...............    $ 9,102     $3,488       $   --        $12,590
  Accumulated depreciation of furniture and
    equipment........................................     10,699      5,683          284         16,098

Year ended December 31, 1997:
  Accumulated amortization of goodwill...............      5,788      3,314           --          9,102
  Accumulated depreciation of furniture and
    equipment........................................     11,626      4,647        5,574         10,699

Year ended December 31, 1996:
  Accumulated amortization of goodwill...............      3,777      2,011           --          5,788
  Accumulated depreciation of furniture and
    equipment........................................      7,733      4,143          250         11,626

                      MMI COMPANIES, INC. AND SUBSIDIARIES
      SCHEDULE VI -- SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                               DECEMBER 31,                               YEAR ENDED DECEMBER 31,
                             ------------------------------------------------   -------------------------------------------
                                                         DISCOUNT
                                                         DEDUCTED                                         LOSSES AND LOSS
                                                           FROM                                             ADJUSTMENT
                                            LOSS AND     LOSS AND                                            EXPENSES
                              DEFERRED        LOSS         LOSS                                         INCURRED RELATED TO
                               POLICY      ADJUSTMENT   ADJUSTMENT   UNEARNED                 NET       -------------------
                             ACQUISITION    EXPENSE      EXPENSE     PREMIUM    PREMIUMS   INVESTMENT   CURRENT     PRIOR
AFFILIATION WITH REGISTRANT     COSTS       RESERVES     RESERVES    RESERVES    EARNED      INCOME       YEAR      YEARS
---------------------------  -----------   ----------   ----------   --------   --------   ----------   --------   --------
1998:
  Consolidated
    subsidiaries..........     $28,301     $1,156,817      $ --      $141,939   $333,690     $76,072    $260,043   $21,291
1997:
  Consolidated
    subsidiaries..........      26,539      1,113,095        --       134,188    282,015      74,019     209,367    (4,081)
1996:
  Consolidated
    subsidiaries..........      23,123      1,139,018        --       106,475    273,704      72,301     213,419    (9,642)

                                   YEAR ENDED DECEMBER 31,
                             ------------------------------------

                             AMORTIZATION      PAID
                             OF DEFERRED    LOSSES AND
                                POLICY         LOSS        NET
                             ACQUISITION    ADJUSTMENT   PREMIUMS
AFFILIATION WITH REGISTRANT     COSTS        EXPENSES    WRITTEN
---------------------------  ------------   ----------   --------
1998:
  Consolidated
    subsidiaries..........     $56,217       $269,243    $341,562
1997:
  Consolidated
    subsidiaries..........      49,049        253,473     301,465
1996:
  Consolidated
    subsidiaries..........      41,835        218,739     282,443

------------------------

(1) The Company reclassified certain international insurance revenues, resulting in an increase of $9,260,000 to premiums earned and net premiums written, and a corresponding increase of $9,604,000 to losses and loss adjustment expenses incurred related to prior years, and paid losses and loss adjustment expenses. There was no effect on pre-tax income.