Form 10-K405
period 1999-12-31
MMI COMPANIES INC
filed 2000-03-29
CIK 767308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ Annual report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 1999.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $169,222,000 as of January 31, 2000. The aggregate number of the Registrant's $0.10 par value Common Stock shares outstanding on January 31, 2000 was 19,202,444.

PART I

ITEM 1. BUSINESS

GENERAL

Introduction

MMI Companies, Inc. (together with its subsidiaries, "MMI" or the "Company") provides insurance products and related specialized services in two principal markets: the United States healthcare industry and international insurance and reinsurance markets.

Domestically, MMI offers specialized medical malpractice insurance products and consulting services that are designed to assist healthcare providers manage the cost and quality of care. MMI integrates its professional liability insurance with certain of its fee-based risk management services and does not offer such insurance or that set of risk management services on a stand-alone basis. Accordingly, insurance clients are required to purchase a specific set of risk modification services consisting of consulting, education and information in order to have access to MMI's professional liability coverage. In addition, MMI offers a variety of other consulting and fee-based services to healthcare providers, including strategic and management consulting, employee relations consulting, risk management services and property and casualty claims management.

Internationally, MMI operates as a specialty casualty and property reinsurer and insurer operating in the London-based reinsurance and insurance market (the "London Market"), primarily through its subsidiary, Unionamerica Insurance Company Limited (together with its affiliates, "Unionamerica").Unionamerica's core businesses are professional liability reinsurance, including malpractice reinsurance for healthcare providers, as well as lawyers and other professionals, and reinsurance and insurance for a variety of property and casualty risks. Unionamerica's gross premiums written are generated primarily in the U.S.

Agreement and Plan of Merger

On December 20, 1999, MMI and The St. Paul Companies, Inc. ("The St. Paul") executed an Agreement and Plan of Merger, whereby each outstanding share of MMI common stock held immediately prior to the effective time of the merger will be converted into the right to receive $10.00 in cash.

On March 9, 2000, the stockholders of MMI approved the merger at a special meeting of stockholders. Completion of the merger is subject to regulatory approval. The transaction is expected to close in the second quarter of 2000.

History

MMI was formed in 1983 to write medical malpractice insurance and provide risk management services for hospitals and physicians in the United States. MMI has substantially increased the breadth of its products and services and its capacity to deliver them. MMI has acquired insurance and reinsurance, strategic management consulting, employee relations consulting and property and casualty claims management businesses. In December 1997, MMI acquired Unionamerica.

Unionamerica was founded in 1971. Since 1996, Unionamerica has acquired or created interests in Lloyd's dedicated corporate capital vehicles, Lloyd's managing agencies and a Lloyd's underwriting consortium manager specializing in international medical malpractice insurance.

BUSINESS SEGMENTS

MMI's business is organized into three reportable segments: domestic insurance, international insurance, and consulting and fee services.

The following tables set forth MMI's revenues and income (loss) before income taxes and extraordinary items by segment, over the past three years. Prior years amounts have been restated to reflect discontinued operations.

REVENUES BY SEGMENT (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                        1999       1998       1997
                                                     ---------- ---------- ----------
Domestic insurance segment:
 Net premiums earned.................................$  184,670 $  210,506 $  159,579
 Net investment income...............................    48,529     49,103     47,171
                                                     ---------- ---------- ----------
                                                        233,199    259,609    206,750

International insurance segment:
 Net premiums earned.................................   189,952    136,229    127,918
 Net investment income...............................    23,739     27,453     28,319
                                                     ---------- ---------- ----------
                                                        213,691    163,682    156,237

Consulting and fee segment...........................    61,187     44,485     44,862
Net realized gains (losses) on investments...........      (965)     2,678      2,182
                                                     ---------- ---------- ----------
Total revenues.......................................$  507,112 $  470,454 $  410,031
                                                     ---------- ---------- ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS BY SEGMENT (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                        1999       1998       1997
                                                     ---------- ---------- ----------
Domestic insurance segment...........................$  (57,061) $  (3,866)  $ 21,113
International insurance segment(1)...................   (83,756)    17,064     16,451
Consulting and fee segment...........................   (14,717)      (200)     7,385
Net realized gains (losses) on investments...........      (965)     2,678      2,182
                                                     ---------- ---------- ----------
Income (loss) from continuing operations before
  income taxes and extraordinary loss................$ (156,499) $ 15,676 $   47,131
                                                     ---------- ---------- ----------

(1) 1997 includes expenses of $9,745,000 related to the acquisition of Unionamerica.


DOMESTIC INSURANCE SEGMENT

Target Market

The healthcare industry, particularly healthcare providers, constitutes MMI's target market. MMI believes that the healthcare business environment requires providers and networks to address related business, clinical and insurance risks, and MMI has developed a comprehensive set of insurance products and consulting and fee-based services designed to assist healthcare providers address these issues. These products and services have been developed both internally and through acquisition.

Products

MMI's insurance products include professional liability insurance for hospitals and healthcare systems, physicians and allied healthcare professionals, written principally by American Continental Insurance Company ("ACIC"), MMI's primary domestic insurance subsidiary. MMI was the eleventh largest writer of medical malpractice insurance in the United States in 1998, based on direct premiums written.

Hospitals and Healthcare Systems. MMI writes primary, excess and high excess liability insurance for hospitals and healthcare systems. MMI has capacity to write policy limits to $51.0 million and obtains reinsurance for losses in excess of $3.0 million, subject to an annual aggregate reinsurance deductible of $8.0 million. MMI's liability insurance is written primarily on a claims-made basis.

Physicians and Allied Healthcare Professionals. MMI underwrites physician groups and physicians that are employed by or affiliated with insured hospitals or clinics, and locum tenens organizations. MMI writes both primary and excess policies primarily on a claims-made basis and has capacity to write policy limits of up to $5.0 million per occurrence with a $7.0 million aggregate policy limit. MMI cedes to reinsurers 100% of losses in excess of $500,000 per claim. MMI's maximum exposure on any single occurrence involving more than one insured is $750,000.

Distribution

MMI believes that a close working relationship with its healthcare industry clients is desirable and consequently markets its products and services directly and through insurance brokers where such a close client relationship can be created and maintained. MMI markets nationally and has principal regional insurance offices in Deerfield, Illinois; Atlanta, Georgia; and Oakland, California. MMI also has several small offices in locations where specialized services are provided to clients. MMI has insurance licenses in 50 states and the District of Columbia. In 1999, the five largest states in terms of medical malpractice direct written premium by MMI were Illinois, Tennessee, California, Florida and West Virginia, which together accounted for approximately 44% of MMI's direct written premium.

Underwriting

MMI has a select risk underwriting philosophy and utilizes a team approach to support the underwriting process. Clinical risk management consultants prepare reports regarding potential new business and provide site visit reports, risk assessments and recommendations, as well as statistical reports regarding risk management programs for renewal business. MMI's risk management consultants conduct a pre-acquisition process to determine the degree to which clients have processes in place to assess and manage risk. Claims managers and underwriters evaluate loss history and reserve data, and underwriters require detailed historical exposure data and financial information. MMI's underwriters perform an underwriting evaluation for every new and renewal applicant and determine premiums and coverage provisions when an insurance quotation is issued.

Claims

MMI's approach to claims management utilizes multi-disciplinary teams and early clinical evaluation. MMI believes that this approach allows it to assess claims more accurately and manage them to resolution more efficiently. Clinical resource work groups are a key component of claims management for MMI. Each regional work group meets three times a year and includes five Board certified physicians in specialty areas that are affiliated with insured healthcare institutions and MMI legal, claims, risk and underwriting personnel. The work groups review and evaluate clinical, standard of care, causation and risk management issues relating to new claims.

MMI emphasizes early evaluation and management of claims. Claims professionals are required to complete a full evaluation and reserving of claims within nine months of the filing of a claim. The claims department conducts major case reviews in each region semi-annually. Cases reviewed include those with ground up reserves at or above $250,000 and for all obstetric claims. The major case review process ensures ongoing senior management involvement for all large exposure claims. MMI works closely with its defense counsel to develop case strategies and participate in litigation of claims. Claims professionals attend case conferences and trials and maintain an expert witness data bank. When necessary, medical consultants are retained to assist in defense of claims. Litigation management and structured settlement specialists participate in case strategies and mediation to minimize ultimate claim costs.

MMI seeks a cooperative working relationship with client risk managers and individual insured providers. Claims professionals are assigned responsibility for claim activity on an account basis, working closely with underwriters and risk management consultants also assigned to these accounts. Claims professionals routinely conduct phone consultations with client risk managers regarding specific cases and perform claim audits regularly. This working relationship and open communication is critical for MMI to identify incidents that may result in claims and assists MMI in evaluating and responding to claims expeditiously.

CONSULTING AND FEE SEGMENT

MMI's consulting and fee segment consists of its clinical risk management services, which are closely linked with its domestic insurance operations, as well as management consulting, employee and labor relations consulting, and property and casualty claims administration.

Healthcare Risk Services

MMI provides fee-based services designed to help its customers increase revenues, reduce cost and improve the quality of healthcare provided. MMI requires that its insurance clients purchase certain of its risk modification programs, educational programs and information services as a condition to obtaining its insurance coverage.

MMI's specialized clinical risk modification programs seek to contribute to the quality of patient care by improving clinical practices, thereby reducing loss exposures and incurred losses, and improving clinical outcomes. MMI requires that healthcare systems continually review clinical practices and submit clinical indicator data monthly. These data measure the insureds' degree of compliance with the guidelines that have been developed by national work groups of physicians and other medical professionals working under the sponsorship of MMI. These data comprise a comparative database of practice and outcome indicators that has been maintained since 1985. Insured institutions must also establish procedures for internal clinical and risk management review of cases, furnish reports and make available patient records, case review summaries and other material requested to support the evaluation of their risk management activity. The delivery of these services to an insured is accomplished through a combination of consultation, education and information services and programs.

Property and Casualty Claims Administration

MMI provides professional liability, workers compensation and general liability claims administration services designed to assist healthcare and other organizations to manage self-insured retention. MMI believes that in the future, consolidating healthcare organizations will have increased financial capacity and will seek to retain liability exposures through increased deductibles and self-insured retention. This trend represents an opportunity for MMI to provide a highly specialized service to healthcare providers on an outsourced basis.

Strategy Consulting Services

MMI provides a wide variety of management consulting services, including strategy development, healthcare system integration and development, medical group practice development, managed care strategy design and implementation, hospital/physician alignment strategies and business process reengineering. These services are designed to assist healthcare clients in implementing organizational change.

Employee and Labor Relations Consulting

MMI provides employee relations and human resource consulting services to healthcare organizations. MMI believes that human resource and compensation issues will take on increased importance as healthcare organizations continue to consolidate and evolve. Principal services provided include labor relations consulting, compensation consulting, employee opinion surveys and executive search services.

INTERNATIONAL INSURANCE SEGMENT

Internationally, MMI operates as a specialty casualty and property reinsurer and insurer operating in the London Market, primarily through its subsidiary, Unionamerica. Unionamerica's core businesses are professional liability reinsurance, including malpractice reinsurance for healthcare providers, as well as lawyers and other professionals, and reinsurance and insurance for a variety of property and casualty risks.

Products

MMI writes casualty and property reinsurance on both a treaty and facultative basis. MMI also writes insurance, particularly for U.S. insureds, on an excess and surplus lines basis. MMI writes its core casualty contracts predominantly on a claims-made basis.

Casualty. The core casualty lines written by MMI are professional indemnity and single industry and/or single state third-party risks coverage. MMI's focus on these lines is a natural outgrowth of its underwriting philosophy, in that these coverages are predominantly written on a claims-made basis for accounts with clearly-defined exposure parameters, which generally permit more accurate pricing than do accounts which consist of casualty exposures arising in a number of different geographic locations or across a range of industries.

MMI's core casualty treaty book is the largest component of its total international book of business. The largest component of MMI's casualty treaty reinsurance business is its professional indemnity line, which includes primarily medical malpractice and hospital indemnity reinsurance business, as well as lawyers, architects, engineers, accountants and insurance agents and a few specialized sources for D&O business. The main component of MMI's casualty direct and facultative business is U.S. primary casualty business underwritten on a surplus lines basis through carefully selected managing general agents. Such business consists of insurance for small commercial risks, as well as a number of individual programs.

Property. The volume and type of property business written varies from year to year depending on the state of the market in the United States, London and elsewhere. MMI's property treaty book consists of catastrophe and general risk coverages. These coverages are primarily written on an excess of loss basis, although some proportional treaties are also written where historical results and the quality of information provided by the reinsured justify doing so. This book consists of approximately half each U.S. exposures and international exposures, predominately in the U.K., Northern Europe and Japan. In its underwriting, MMI seeks to limit its maximum exposure to any catastrophe in defined geographic areas of the United States and specific catastrophe regions elsewhere. Property direct and facultative business comprises individual non-marine property and automobile physical damage risks, mainly written on an excess and surplus lines basis through selected managing general agents. The vast majority of this business originates from North America.

Lloyds. MMI's majority investment in Jago Capital Limited ("JCL"),which provided 25% of capacity for Lloyd's Non-Marine Syndicate 205, produced gross premiums written of $24.7 million in 1999. In 1998, MMI made a significant minority investment in Marketform, a Lloyd's underwriting consortium manager specializing in international medical professional liability insurance. MMI has formed Lloyd's Syndicate 2468, in which it has a 95% participation, to underwrite such insurance. MMI's Marketform related gross premiums written totaled $13.2 million in 1999.

Distribution

MMI generally writes its business in the London Market. Treaty and facultative reinsurance business originating in the United States is typically placed for an insured or reinsured by one or more U.S. reinsurance intermediaries or brokers and then through a London Market broker to MMI. Direct insurance business is also generally placed by London Market brokers, who in turn have received the business directly from a U.S. broker. Non-United States business is also generally placed by local country brokers through London Market brokers to MMI. Recently, a small percentage of European business has been placed with MMI directly by European brokers. MMI devotes considerable effort to maintaining and enhancing its relationships with key brokers, and management considers relationships with such brokers to be strong.

Underwriting

MMI believes that its core professional indemnity and single industry and/or single state risks businesses require a high level of technical underwriting skills and judgment in order to price risks appropriately. Members of MMI's underwriting team have an average of 15 years' experience as underwriters with MMI. Before joining MMI, most of them were London Market brokers, an experience that has given them an understanding of the business acquisition process from both the broker's and the underwriter's perspective.

A key element of MMI's strategy is its ability, primarily as a result of the length of service and reputation of its underwriting team in the London Market, to be one of a limited number of reinsurers involved in the negotiation of the terms and pricing of nearly all of the specialty casualty business in which it participates, thereby functioning, in London Market terminology, as a "lead". Such involvement allows MMI to gain the most advantage from its underwriting expertise. As a result, MMI is presented with opportunities to participate in a high percentage of the reinsurance programs in its specialized lines of business which are brought to the London Market. In addition, MMI also has the opportunity to subscribe for a larger percentage of each of such risks than reinsurers without such expertise.

MMI generally seeks to write the lower or middle layers of excess of loss reinsurance coverage. In its direct casualty insurance business, MMI generally emphasizes the writing of coverage above a significant self-retention by the insured party.

Claims

In accordance with standard London Market contract conditions, the majority of claims are made on MMI through the London Market broker that placed the business. The London Market broker acts as custodian of the claims files and notifies MMI, and other participants, of claims that have been filed. In the London Market, it is standard practice for the lead underwriter on a particular risk to advise the other underwriters on the handling of the claim, including whether to pursue settlement negotiations or litigation. However, each following reinsurer retains the right to reject such advice and pursue alternative approaches.

RESERVES

MMI establishes policy liabilities based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates include two components: case reserves and non-case reserves. Case reserves are estimates of future losses and loss adjustment expenses (LAE) for reported claims. Non-case reserves, which include a provision for losses that have occurred but have not been reported to MMI as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) actuarially estimated ultimate incurred losses. Ultimate incurred losses are an actuarially determined estimate of total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims including amounts already paid.

The process of estimating reserves is inherently uncertain and involves an evaluation of many variables including social and economic conditions. A significant period of time may elapse between the report of a claim to MMI and the ultimate settlement of the claim. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims. There can be no assurance that the ultimate liability of MMI will not exceed the amounts reserved.

The following tables present the development of liability for property and casualty reserves net of and before reinsurance for the calendar years 1990 through 1999. The amounts shown for each year on the top line of the table represent MMI's estimate of its liability for future payments of losses and LAE as of the date as originally reported. The upper portion of the table represents a re-estimate of the original liability at the end of each succeeding period, followed by a line indicating the change from the original estimate to the most current re-estimate. The lower portion of the table represents the cumulative amount of the original liability that has been paid in the succeeding years.

ANALYSIS OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT (IN THOUSANDS)

                     DECEMBER 31,
                     ---------------------------------------------------------------------------------------
                        1990       1991       1992       1993       1994       1995       1996      1997
                     ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------
Liability for unpaid
 losses and LAE; gross..                              $1,008,114 $ 993,957 $1,182,431 $1,141,697 $1,115,342
Deduct reinsurance
 receivables                                             310,190   292,751    263,934    241,270    263,401
                                                       ---------  --------  ---------  ---------  ---------

Liability for unpaid
 losses and LAE, net...$547,993   $616,003   $644,881    697,924   701,206    918,497    900,427    851,941

Liability re-estimated
as of:
 One year later........ 541,904    616,880    645,937    695,113   699,294    908,855    886,742    873,232
 Two years later....... 552,882    606,952    641,382    694,590   693,639    897,436    905,397    966,125
 Three years later..... 538,867    591,608    634,813    680,453   658,184    892,263    928,248
 Four years later.......524,345    593,996    614,590    645,797   645,379    868,741
 Five years later.......524,664    576,630    586,693    641,988   630,402
 Six years later........515,775    562,064    584,379    628,278
 Seven years later......502,340    565,831    582,224
 Eight years later......506,336    563,272
 Nine years later.......502,396
                        -------    -------    -------    -------   -------    -------    -------     -------
Cumulative redundancy
 (deficiency), net...... 45,597     52,731     62,657     69,646    70,804     49,756     (27,821) (114,184)
                        -------    -------    -------    -------   -------    -------    ---------   -------

Cumulative net
liability paid as of:
 One year later........$103,849   $145,215   $123,719   $176,319  $162,844   $204,693   $228,561   $251,496
 Two years later....... 201,336    235,776    251,331    309,933   320,828    385,497    416,915    487,366
 Three years later..... 264,043    323,344    349,441    427,157   356,676    519,638    580,154
 Four years later...... 331,625    394,961    416,852    428,801   434,506    611,339
 Five years later...... 381,599    445,555    412,083    489,069   496,346
 Six years later....... 418,146    424,741    457,215    528,913
 Seven years later..... 394,665    458,498    490,824
 Eight years later..... 414,743    485,826
 Nine years later...... 441,350

                                              1998       1999
                                            --------- ----------
Liability for unpaid losses and LAE; gross
                          ................ $1,156,817 $1,245,016
Deduct reinsurance receivables............    293,284    305,695
                                            --------- ----------
Liability for unpaid losses and LAE, net .    863,533  $ 939,321
Liability re-estimated as of:
 One year later                             1,009,659
 Two years later
 Three years later
 Four years later
 Five years later
 Six years later
 Seven years later
 Eight years later
 Nine years later

Cumulative redundancy (deficiency), net    $ (146,126)

Cumulative net liability paid as of:
 One year later                            $  345,065
 Two years later
 Three years later
 Four years later
 Five years later
 Six years later
 Seven years later
 Eight years later
 Nine years later


ANALYSIS OF GROSS LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT (IN THOUSANDS)
DECEMBER 31,
                        -----------------------------------------------------------------------------------
                            1993        1994        1995        1996        1997       1998        1999
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------
Liability for unpaid
 losses and LAE, gross.  $1,008,114  $  993,957  $1,182,431  $1,141,697  $1,115,342  $1,156,817  $1,245,016
Liability re-estimated
 as of:
 One year later.........    994,427   1,030,558   1,163,423   1,130,976   1,159,656   1,317,096
 Two years later........  1,034,565   1,015,670   1,148,545   1,157,271   1,263,948
 Three years later......  1,019,160     972,955   1,152,790   1,182,578


 Four years later.......    979,057     971,098      1,127,601
 Five years later.......    984,271     948,174
 Six years later........    965,896
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------
Cumulative redundancy
 (deficiency), gross....     42,218      45,783      54,830     (40,881)    (148,606)   (160,279)
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------

Cumulative gross liability paid as of:
 One year later.........  $ 212,816   $ 210,685   $ 256,518   $ 268,771   $ 287,632    $ 378,965
 Two years later........    390,049     411,583     463,042     490,995     550,870
 Three years later......    549,149     458,046     622,030     667,126
 Four years later.......    556,409     559,059     725,867
 Five years later.......    637,655     626,436
 Six years later            682,712

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

In 1999, MMI strengthened loss and LAE reserves substantially for both its domestic and international insurance segments. The strengthening primarily related to business written from 1995 to 1998, including long-term care and clinic accounts for the domestic insurance segment and principally medical malpractice and other casualty lines in the international insurance segment. The reserve deficiencies indicated in the 1996 through 1998 columns are principally the result of these actions. In 1998, the Company strengthened loss and LAE reserves on its domestic and international insurance segments. The 1998 strengthening was confined to long-term care and a disparate group of clinic accounts for the domestic insurance segment and asbestos exposures in the international insurance segment. See Note 7 to the Consolidated Financial Statements for additional information on incurred and paid losses and LAE.

The following table presents a reconciliation of reserves of MMI's property and casualty operations in accordance with statutory accounting practices ("SAP") with reserves reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles("GAAP") as of December 31, 1999.

RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES (IN THOUSANDS)

Liability for losses and LAE on a SAP basis...... ............ $ 536,308
Add: Unionamerica.............................................   387,204
     Other....................................................    15,809
                                                               ---------
Liability for losses and LAE on a GAAP basis
 (net of reinsurance receivables of $305,695)................. $ 939,321

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

MMI cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure. Management seeks to mitigate exposure to adverse reinsurance pricing conditions and to limit its credit risk by maintaining a diversity of reinsurers.

Domestic Insurance Operations

For its hospital medical malpractice insurance business, MMI has reinsurance capacity to write policy limits to $51.0 million. MMI has reinsurance for all losses in excess of $3.0 million per occurrence subject to an $8.0 million aggregate annual deductible. MMI provides for its estimated liability relating to this deductible in loss reserves. For its physician business, MMI has reinsurance capacity to write policy limits up to $5.0 million per claim with a $7.0 million annual aggregate limit. MMI has reinsurance for losses in excess of $500,000 per claim and $750,000 for occurrences involving more than one claim.

MMI's Vetting Committee evaluates the credit risk associated with every reinsurer and reports its findings to the Audit Committee of the Board of Directors. For new reinsurers, the standards require minimum capital and surplus of $125.0 million and one of the following ratings: at least A- or better from A.M. Best, Claims Paying Ability rating from Standard & Poor's of at least A or a S&P Insurance Solvency International rating of at least A.

International Insurance Operations

In 1999, MMI limited its maximum exposure to any one casualty loss (after the benefit of any automatic or individual facultative reinsurance but before the benefit of treaty reinsurance) in respect of any single casualty reinsurance or insurance cedant by line of business to $2.0 million. In addition, MMI purchases treaty reinsurance in order to reduce its exposure both to individual insured losses and to multiple insured losses arising out of one loss event. The reinsurance program provides a maximum of $9.65 million exceeding a retention of $350,000 by MMI for 1999 for each insured loss or loss event. This program is purchased in several layers, with such layers having varied maximum recoverable provisions.

In its property business, MMI seeks to limit its maximum exposure before reinsurance both on any one risk and in any one geographic region. In 1999, the maximum gross exposure (except for trucking terminal automobile fire theft and collision ("FTC") business) on any one direct or facultative property risk is limited to $500,000. In the case of trucking terminal FTC business, the maximum gross exposure for any one terminal is $1.0 million.

MMI purchases catastrophe reinsurance protecting its U.S. direct and facultative property binding authority account. For 1999, MMI purchased two layers of coverage, collectively totaling a maximum of $3.0 million of protection in excess of a $1.0 million retention by MMI on an each loss basis, with each layer having one reinstatement. Within this band of coverage, MMI retains net an amount of $150,000 in co-insurance.

In addition, MMI also purchases catastrophe reinsurance protecting its entire U.S. property account (including property treaty as well as direct and facultative business). For 1999, MMI purchased such catastrophe coverage in several layers, collectively totaling a maximum of $8.45 million of protection in excess of a retention of $1.35 million on an each loss basis. Within this band of coverage MMI retains net an amount of $340,000 in co-insurance. Each such layer purchased permits a maximum of one reinstatement. Furthermore, MMI protects itself against frequency of catastrophe loss by buying additional coverage against the possibility of it experiencing a number of losses retained under its $1.5 million retention under MMI's principal catastrophe reinsurance coverage described above. This "frequency of loss" coverage provides MMI with:
(a) $500,000 of coverage above a $500,000 retention on each loss, but only after an aggregate of $500,000 in losses to the layer between $500,000 and $1.0 million have been borne by MMI; and (b) $1.0 million of coverage above a $1.0 million retention on each loss, but only after an aggregate of $1.0 million in losses to the layer between $1.0 million and $2.0 million have been borne by MMI. The only change to the above for 1999 relates to the "frequency of loss" coverage.

MMI estimates that its maximum gross exposure in respect of all of its property coverages with respect to a catastrophe in any one of four U.S. geographic regions (Northeast, Southeast, West Coast and Mid-West) is approximately $22.0 million before reinsurance, reinstatement premiums and tax benefits, which management believes MMI would not experience except in connection with a catastrophe producing total insured losses in excess of those produced by Hurricane Andrew (which produced the largest insured loss in history). Therefore, MMI estimates that its maximum net exposure to any such catastrophe would be significantly less than $22.0 million, since it would have $10.9 million in catastrophe reinsurance recoverables, in addition to any reinstatement premiums. MMI's estimate of its maximum gross exposure to a catastrophe in respect of all its U.S. property coverages was derived by adding together three components: (a) the total limits exposed in its catastrophe treaty business, subject to an adjustment to take account of nationwide treaty accounts; (b) for property non-catastrophe treaty business, a conservative proportion, based on MMI's experience, of the total limits exposed; and(c) for direct and facultative business, an amount representing the largest exposure by geographic region, taking into account likely loss based on prevailing type of property construction and spread of risk. International, non-U.S. property risk is managed by using carefully controlled aggregate exposure limits for each designated geographical zone. The maximum aggregate exposure is monitored carefully to ensure that, despite its minimal reinsurance protection, it will not yield a catastrophe loss of more than $10.8 million.

MMI's Security Committee reviews the credit risk associated with each reinsurer and reports its findings to the Audit Committee. In conducting its evaluation of reinsurers, the Committee considers their capitalization, liquidity, operating and financial leverage as well as other factors.

INVESTMENTS

MMI invests principally in investment grade fixed income securities and preferred stocks. The Investment Committee of MMI's Board of Directors meets quarterly with management to set investment policy and review performance of internal and external investment managers. MMI's Board of Directors approves investment policy which currently authorizes a maximum average effective duration of six years. MMI's investment managers select specific bond issues within these guidelines. The investment policy limits holdings in private placements, common stocks, preferred stocks and international stocks and bonds, cumulatively, to 5% of invested assets.

In general, the investment policy of MMI is to maximize after-tax total return, subject to constraints on investment quality, maturity and liquidity. MMI's investment policy establishes a range for the appropriate allocation among asset classes. The precise allocation varies depending on an evaluation of the economic environment and on MMI's tax position.

All fixed maturity and preferred stock securities are classified as available-for-sale and carried at fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported in stockholders' equity, and have no effect on net income or loss.

MMI's investment policy emphasizes quality and liquidity. MMI's current investment objective is to maximize current yield while preserving principal and maintaining liquidity. MMI attempts to match the durations and currency mix of its investments as closely as possible with those of its obligations. See Note 4 to the Consolidated Financial Statements.

COMPETITION

MMI competes with monoline medical malpractice insurance companies, specialty reinsurers, large multi-line property and casualty insurers and reinsurers and providers of risk management and consulting services. The insurance and reinsurance businesses are highly competitive and in a prolonged soft market due in part to the level of capital available in the industry. Many of MMI's competitors have substantially greater financial resources than MMI and there are many companies that provide risk management and other services that MMI provides. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility or higher quality service. However, MMI believes that its particular combination of insurance and reinsurance, risk management services involving clinical risk management, consulting services, direct access to the client organization, experienced staff and long-term relationships with its clients provide it with a competitive advantage in its chosen markets.

REGULATION

Agreement and Plan of Merger

On March 9, 2000, MMI stockholders approved MMI's agreement to merge with The St. Paul, subject to certain regulatory approvals. The Missouri Department of Insurance approved the change in control of ACIC and the waiting period in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been terminated. Regulatory approvals are pending in Ireland and, in the UK with the Financial Services Authority (FSA), with the Office of Fair Trading and Lloyds. Completion of the merger is expected early in the second quarter of 2000.

Domestic Insurance Operations

MMI's domestic insurance subsidiaries (ACIC and American Continental Life Insurance Company, collectively, the "Domestic Insurance Subsidiaries") are subject to the insurance laws and regulations in each state in which they are licensed to do business, and in Missouri, their state of domicile. Each of the states in which MMI's Domestic Insurance Subsidiaries are licensed has the duty and obligation to impose premium taxes and other fees and to regulate rates, financial data and major business transactions. Also, the subsidiaries must pass certain solvency tests and meet minimum capital and surplus requirements in each jurisdiction where they are licensed. Statutory financial statements must be filed on a quarterly basis and insurance reserves must be certified by an actuary on an annual basis. The Domestic Insurance Subsidiaries are regulated with regard to the amount of insurance they may write based upon the amount of their respective surpluses.

As part of a holding company system, the Domestic Insurance Subsidiaries are subject to the reporting requirements of their respective states, which require them to file an annual Holding Company System Registration Statement (Form B). Form B is required by Missouri and several other jurisdictions where the Insurance Subsidiaries are licensed. Form B must include relevant information concerning the history, capital structure and significant transactions of each of the Insurance Subsidiaries, their parent and affiliates. Pertinent biographical information regarding each director and officer must also be provided. Transfers of assets and significant transactions between MMI's subsidiaries within the holding company system also require regulatory approval.

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

The Missouri insurance laws and regulations impose restrictions on the amount of dividends that may be paid to stockholders by insurance companies domiciled in the state without prior approval of the Director of Insurance. In 2000, dividend payments by ACIC to MMI require prior regulatory approval.

The Missouri insurance laws and regulations impose a risk-based capital requirement for insurance companies that attempts to measure statutory capital and surplus needs based on the risks in a company's insurance business and investment portfolio. As of December 31, 1999, the surplus of each of the Domestic Insurance Subsidiaries exceeded their respective risk-based capital requirement under the standards.

The National Association of Insurance Commissioners ("NAIC") annually calculates a number of financial ratios to assist regulators in monitoring the financial condition of insurance companies. In 1999, the ratios for MMI's principal domestic insurance subsidiary, ACIC, fell outside the "normal" range for three of the ratios.

International Insurance Operations

Authorization to Transact Business. Except as permitted under European Union law, no person may carry on an insurance business in the United Kingdom unless authorized to do so under the Insurance Companies Act 1982, as amended from time to time (the "1982 Act"). Authorization is obtained from the Financial Services Authority ("FSA"). The FSA, in deciding whether to grant authorization, has broad discretion to act in the public interest and is required to determine whether the applicant is a fit and proper entity to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise and whether the criteria of sound and prudent management will be fulfilled with respect to the applicant. In connection with a company's authorization, the FSA may impose such conditions as it sees fit relating to the operation of MMI and the writing of insurance business. These are specific to each insurance company and are set out in a "Notice of Requirements." In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 as amended from time to time (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors.

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

Reinsurance Business in the United States. To date, Unionamerica has been granted trusteed or accredited reinsurer status in 45 U.S. States, as well as in the District of Colombia and the Commonwealth of Puerto Rico. Accreditation makes it more convenient for U.S. reinsureds to do business with Unionamerica, since it allows reinsureds to take credit for the reinsurance in their statutory financial statements without withholding funds or requiring Unionamerica to provide letters of credit. MMI has obtained such status in most of the states in which its significant U.S. reinsureds are organized and is continuing to seek such a status in all other U.S. jurisdictions in which the law would permit accreditation of Unionamerica. Management believes that accreditation provides a marketing advantage with U.S clients by emphasizing Unionamerica's commitment to the U.S. market and by enhancing Unionamerica's reputation for financial stability. As of December 31,1999, Unionamerica's U.S. Reinsurance Trust for the benefit of its U.S. cedants is funded with trusteed assets plus accrued interest of $238.5 million. In addition, as of December 31, 1999, the Unionamerica provided letters of credit totaling $59.2 million to U.S. cedants on business not currently covered by the Trust.

EMPLOYEES

As of December 31, 1999, MMI employed approximately 760 persons. None of its employees are represented by a labor union, and MMI believes that its employee relations are excellent.

ITEM 2. PROPERTIES

MMI leases approximately 360,000 square feet of office space throughout the United States and a suite in the London Underwriting Center in the United Kingdom. MMI's principal leasehold obligation relates to its corporate office located in Deerfield, Illinois. The Deerfield, Illinois office space consists of approximately 136,000 square feet. The lease expires December 31, 2009. MMI's principal regional and subsidiary offices are in Atlanta, Georgia; Oakland, California; Independence, Missouri; and London, England.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to litigation and arbitration in the normal course of its business. The Company does not believe that any pending litigation or arbitration will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MMI". There were 560 holders of record as of January 31, 2000. The following table sets forth the quarterly high and low daily closing prices during 1999 and 1998.

                                                     HIGH         LOW
                                                  ----------   ----------
1999
 First Quarter....................................$ 17 11/16   $ 14 1/2
 Second Quarter...................................  17 1/4       14 7/16



 Third Quarter..................................... 16 5/16      10 3/8
 Fourth Quarter.................................... 10 7/8        3 7/16

1998

 First Quarter.....................................$ 26        $ 23 7/16
 Second Quarter....................................  24 3/4      20 3/4
 Third Quarter...................................... 23 1/4      15 1/2
 Fourth Quarter..................................... 19 1/16     13 7/8

On December 31, 1999 the closing price of the Company's Common Stock was $8 5/8.

In 1999, the Company declared quarterly dividends of $0.09 per share, compared to quarterly dividends of $0.08 per share in 1998. See Notes 6 and 8 to the Consolidated Financial Statements for a description of restrictions on the ability of the registrant's subsidiaries to transfer funds to the registrant in the form of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                                               Year Ended December 31
                                                   ------------------------------------------------------------------------
                                                   1999           1998          1997           1996            1995
---------------------------------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts and ratios)
Premiums and Income Data (1):
     Gross premiums written.............       $498,463        $439,021       $372,173       $357,718       $366,802
     Net premiums earned................        374,622         346,735        287,497        281,391        272,903
     Consulting and fee income..........         61,187          44,485         44,862         32,314         21,544
     Net investment income..............         72,268          76,556         75,490         73,681         62,936
     Net realized gains (losses)
         on investments.................          (965)           2,678          2,182          (890)          1,692
     Total revenues.....................        507,112         470,454        410,031        386,496        359,075
     Income (loss) from continuing
       operations before extraordinary
       loss (2).........................      (100,860)          14,060         36,897         46,490         35,294
       Per share (4)....................         (5.28)            0.73           1.90           2.57           2.62

Operating income (loss) (3)(5)..........      (100,233)          12,320         35,487         47,086         34,187
     Per share (4)......................         (5.25)            0.64           1.83           2.60           2.54
Cash dividends per common share.........           0.36            0.32           0.22           0.17           0.15
Weighted average number of common
     and common equivalent shares (4)...         19,106          19,385         19,396         18,087         13,446

Balance Sheet Data (at end of year) (1):
Investments.............................     $1,165,956      $1,259,422     $1,230,800     $1,212,556     $1,166,825
Total assets............................      1,995,687       1,959,409      1,884,067      1,804,421      1,741,758
Loss and loss adjustment expense
     reserves...........................      1,275,848       1,176,073      1,125,146      1,149,918      1,199,870
Long-term notes payable.................         45,000              --             --         93,000         89,000
Mandatorily redeemable preferred
     capital securities.................        119,029         118,817        118,724             --             --
Unrealized gains (losses)
     on investments.....................       (16,162)          29,147         24,332         13,456         22,709
Stockholders' equity....................        257,392         412,928       399,002         355,166        272,266
Book value per share....................          13.40           21.67         21.16           19.01          16.39

GAAP Ratios (6):
Loss ratio..............................         121.8%           84.1%          72.8%          74.2%           75.6%
Expense ratio...........................          32.8%           31.7%          38.3%          31.0%           29.4%
                                                 --------------------------------------------------------------------
Combined ratio..........................         154.6%          115.8%         111.1%         105.2%          105.0%
                                                 ====================================================================

(1) The Company acquired Unionamerica Holdings plc in December 1997 in a transaction accounted for as a pooling of interests. As such, the consolidated financial statements include Unionamerica's balance sheet and results of operations for all periods presented.

(2) Income from continuing operations excludes a loss from discontinued operations, net of tax of $3,643,000 in 1999, $2,696,000 in 1998,
     $1,830,000 in 1997, $6,370,000 in 1996 and $1,163,000 in 1995, related to former affiliates. See Note 15 to the consolidated financial statements.

(3) Operating income represents income from continuing operations before extraordinary losses of $707,000 in 1997 and $4,737,000 in 1995 and after-tax realized investment gains (losses) of $(627,000) in 1999, $1,740,000 in 1998, $1,410,000 in 1997, $(596,000) in 1996, and $1,106,000
     in 1995.

(4) The Company adopted a new standard on earnings per share in 1997. All earnings per share amounts have been restated to conform to the new requirements. Per share and weighted average shares are presented on a diluted basis.

(5) In 1997, operating income includes a charge, net of tax, of $8,937,000 or $.46 per share related to the acquisition of Unionamerica.

(6) GAAP ratios have been derived from the results of the Company's domestic and international insurance segments. The 1997 expense ratio includes 3.4 percentage points related to expenses incurred in connection with the Unionamerica acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     REVENUES. Gross premiums written increased by 13.6% to $498.5 million in 1999 from $439.0 million in 1998. Medical malpractice gross premiums written decreased 11.9% to $209.0 million in 1999 from $237.3 million, international gross premiums written increased 44.8% to $239.0 million in 1999 from $165.1 million in 1998 and other gross premiums written increased 37.6% to $50.5 million in 1999 from $36.7 million 1998. Net premiums written increased by 9.2% to $387.4 million in 1999 from $354.8 million in 1998.

     Net premiums earned increased by 8.0% to $374.6 million in 1999 from $346.7 million in 1998. Medical malpractice net premiums earned decreased by 17.0% to $164.0 million in 1999 from $197.5 million in 1998. International net premiums earned increased 39.5% to $190.0 million from $136.2 million due to growth in the Company's participation in Lloyd's syndicates as well as third quarter, 1999 premiums for prior policy year swing-rated medical malpractice reinsurance treaties. Other net premiums earned increased 58.5% to $20.6 million from $13.0 million due to growth in medical expense business. The effect of one-time premiums, such as prior acts coverage for new insureds, contributed to the decline in medical malpractice premiums in 1999. During 1999, medical malpractice premiums earned included $10.5 million in such one time premiums, a decrease of $25.3 million from 1998.

     Consulting and fee income increased 37.5% to $61.2 million in 1999 from $44.5 million in 1998 due to inclusion of revenues from Applied Risk Management Inc. ("ARM") from the date of acquisition in February 1999. Consulting and fee income as a percentage of net premiums earned and consulting and fee income was 14.0% in 1999 compared to 11.4% in 1998.

     Net investment income decreased by 5.6% to $72.3 million in 1999 from $76.6 million in 1998. The decrease in investment income is due to a decrease in invested assets. The Company had net realized losses on investments of $1.0 million in 1999 compared to $2.7 million in net realized gains in 1998.

     LOSSES AND EXPENSES. Losses and loss adjustment expenses ("LAE") increased by 56.5% to $456.3 million in 1999 from $291.5 million in 1998. Medical malpractice liability losses and LAE increased by 6.6% to $206.1 million in 1999 from $193.3 million in 1998. Medical malpractice losses and LAE increased due to unfavorable loss experience recognized in the third quarter 1999 of $57.9 million due primarily to a change in the legal environment affecting a specific block of business. That business, which the Company has exited completely as of December 31, 1998, consists of groups of for-profit long-term care facilities. As a result of several large judgments and settlements, one of which affected the Company, average case values have increased significantly. The Company undertook a major review of all such cases and increased reserves on open cases to reflect the environmental change and increased its reserve for unreported cases and claim development on this block of business. This reserve strengthening totaled $35.0 million.

     In addition, two of the Company's more traditional customer blocks of business experienced reserve growth for cases attributable to the 1996-1998 accident years. This growth was primarily the result of increases in average case severity. Losses associated with policies covering healthcare facilities increased by $15.0 million. The Company also increased reserves by $7.9 million for policies covering groups of physicians insured under the Company's clinic programs.

     International losses and LAE increased 160.2% to $229.0 million in 1999 from $88.0 million due to $96.0 million of loss reserve strengthening covering the 1995-1999 policy years that was recorded in the third and fourth quarter, 1999. The third quarter strengthening totaled $31.0 million and approximately one-half of the reserve increase related to short-tail lines, primarily property and medical expense business with the remaining reserve development occurring in the casualty lines including medical malpractice and commercial auto. Loss reserve development of $65.0 million in the fourth quarter related to casualty lines, primarily United Stated medical malpractice and surplus lines business. The reserve increases reflect a continuation of competitive market conditions and increasing trends in frequency and severity. Other losses and LAE increased 108.9% to $21.1 million in 1999 from $10.1 million in 1998 due to an increase in other earned premium as well as losses recorded in 1999 in recognition of unfavorable experience in the medical expense insurance business.

     Insurance and administrative expenses increased by 28.9% to $197.3 million in 1999 from $153.1 million in 1998. Included in the 1999 total is $14.0 million in restructuring charges, primarily related to the consulting and fee businesses. These charges related to the impairment of goodwill for certain consulting and fee businesses reflecting unprofitable operating results, discontinuance of certain product offerings, employee termination benefits and disposition of real estate lease obligations in several locations. This increase in insurance and administrative expenses also related to the inclusion of ARM since its date of acquisition in 1999 as well as an increase in acquisition costs related to the growth in international premiums written.

     The combined ratio, which includes the sum of losses and LAE and insurance segment expenses divided by earned premiums, increased to 154.6% in 1999 compared to 115.8% in 1998. The loss ratio increased by 37.7 percentage points and the expense ratio increased by 1.1 percentage points in 1999, as compared to 1998. The loss ratio increase is due to reserve strengthening in the medical malpractice and international lines of business. The loss reserve development reflected in medical malpractice and international losses and loss adjustment expenses represented an increase in the 1999 loss ratio of 41.1 percentage points.

     Interest expense decreased by 1.0% to $10.1 million in 1999 from $10.2 million in 1998. Debt outstanding totaled $164.0 million at December 31, 1999 as compared to $118.8 million at December 31, 1998. MMI borrowed $45.0 million in December, 1999.

     INCOME TAXES (CREDITS). Income taxes were a credit of $55.6 million in 1999 compared to a provision of $1.6 million in 1998. The decrease in income tax expense is due to a pre-tax loss in 1999.

     DISCONTINUED OPERATIONS. The loss from discontinued operations related to the March 31, 1999 sale of Healthcare Credentials Management Services
(HCMS) was $5.6 million in 1999, comprised of $4.5 million loss on disposal and $1.1 million loss from operations. The loss from operations was $4.2 million in 1998. Net of taxes, the loss was $3.6 million in 1999 and $2.7 million in 1998.

     NET INCOME (LOSS). Net income decreased to a loss of $104.5 million in 1999 from net income of $11.4 million in 1998 principally as a result of adverse reserve development from the medical malpractice and international lines of business, as well as the restructuring charge recorded in the third quarter 1999.

     NET INCOME (LOSS) PER SHARE. Diluted net loss per common and common equivalent share was $5.47 in 1999 compared to diluted net income of $0.59 in 1998. Included in both year's totals are losses from discontinued operations of $.19 in 1999 and $.14 in 1998, net of tax; and a loss of $.03 in 1999 and a gain of $.09 in 1998 related to net realized gains and losses on investments, net of tax.

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

     Net premiums earned increased by 20.6% to $346.7 million in 1998 from $287.5 million in 1997. Medical malpractice net premiums earned increased by 28.2% to $197.5 million in 1998 from $154.1 million in 1997. International net premiums earned increased 6.5% to $136.2 million from $127.9 million due to increased premiums from Unionamerica's interest in Lloyd's underwriting syndicate and other net premiums earned increased 136.4% to $13.0 million from $5.5 million. The effect of one-time premiums, such as prior acts coverage for new insureds, contributed to the increase in medical malpractice premium growth in 1998. During

1998, medical malpractice premiums earned included $35.8 million in such one time premiums, an increase of $28.8 million from 1997.

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

     LOSSES AND EXPENSES. Losses and loss adjustment expenses (LAE) increased by 39.2% to $291.5 million in 1998 from $209.4 million in 1997. Medical malpractice liability losses and LAE increased by 50.0% to $193.3 million in 1998 from $128.9 million in 1997. Medical malpractice liability losses and LAE increased due to unfavorable loss experience related to two specific but small areas of the Company's domestic operations: long-term care and a disparate group of clinic clients. In the third quarter 1998, the Company recorded $17.5 million of additional losses and LAE related to this business. The increase in medical malpractice losses and LAE also includes losses related to the increase in one time premiums in the first quarter 1998 that were recorded at a higher loss ratio than the core medical malpractice business as well as an increase in the core loss ratio for the current year's business. International losses and LAE increased 15.2% to $88.0 million in 1998 from $76.4 million due to a growth in earned premiums as well as a third quarter provision of $3.3 million for claims related to asbestos exposures written in prior years. Other losses and LAE increased 146.3% to $10.1 in 1998 from $4.1 million in 1997 due to an increase in other earned premium.

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

     The combined ratio, which includes the sum of losses and LAE and insurance segment expenses, divided by earned premiums was 111.1% in 1997. The loss ratio increased by 11.3 percentage points and the expense ratio decreased by 6.6 percentage points in 1998. The loss ratio increase is due to the loss reserve development totaling $20.8 million recorded in the third quarter 1998 as well as higher loss ratios related to one-time premiums and an increase in the current year's loss ratio. The expense ratio decline in 1998 is primarily due to the inclusion of the acquisition related expenses in 1997 and one-time premiums in 1998, which have a proportionally lower level of acquisition expense.

     Interest expense increased by 56.9% to $10.2 million in 1998 from $6.5 million in 1997 due to an increase in debt outstanding and a higher interest rate related to the Company's issuance of 30 year capital securities in December 1997. Debt outstanding totaled $118.8 million at December 31, 1998.

     INCOME TAXES. Income taxes were $1.6 million in 1998 compared to $10.2 million in 1997. The decrease in income tax expense is due to a decline in the pre-tax income in 1998.

     EXTRAORDINARY LOSS, NET OF TAX. In connection with the repayment of the bank lines of credit in 1997, the Company wrote off deferred financing costs totaling $0.7 million, net of tax.

     DISCONTINUED OPERATIONS. Healthcare Credential Management Services (HCMS) was sold on March 31, 1999. The loss on discontinued operations from the sale was $4.2 million in 1998 and $2.8 million in 1997. Net of taxes, the loss was $2.7 million in 1998 and $1.8 million in 1997.

     NET INCOME. Net income decreased by 66.9% to $11.4 million in 1998 from $34.4 million in 1997 as a result of loss reserve development recorded in the third quarter of 1998 as well as a decrease in the consulting and fee segment profit margin in 1998.

     NET INCOME PER SHARE. Diluted net income per common and common equivalent share decreased to $0.59 in 1998 from $1.77 in 1997. Included in the 1998 and 1997 amounts are a reduction of $.88 for loss reserve development and $.46 per share for the expenses, net of tax, incurred in connection with the Unionamerica acquisition, respectively. The loss from discontinued operations, net of tax, was $0.14 in 1998 and $0.09 in 1997. Also included is an increase of $.09 in 1998 and an increase of $.07 in 1997 related to net realized gains on investments, net of tax, as well as an extraordinary loss of $.04 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's principal sources of operating funds are management fees and dividends from its subsidiaries. In 1999, the Company received dividends from its subsidiaries of $6.0 million, compared to $6.6 million in 1998 and $29.8 million in 1997. Of the 1997 dividend, $20.0 million was a special dividend paid by Health Providers Insurance Company to the Company in 1997 in connection with an intercompany assumption reinsurance transaction. The Company then contributed the $20.0 million to American Continental Insurance Company's statutory surplus. The Company received management fees from its subsidiaries of $29.0 million in 1999, $24.0 million in 1998 and $28.5 million in 1997. The Company's principal uses of funds are operating expenses, acquisitions, debt service and dividends to stockholders.

     On a consolidated basis, the Company's principal sources of operating funds are premiums, investment income, fees and recoveries from reinsurers. Funds are used to pay claims, operating expenses, reinsurance premiums, acquisition related expenditures, debt service requirements, taxes and dividends to stockholders.

     CASH FLOW. On a consolidated basis, the Company had negative cash flow from operations in 1999 and positive cash flow from operations in 1998 and 1997. Cash flow from operations declined in the most recent year due to an increase in paid losses and loss adjustments expenses. Cash flow from operations is affected by the difference between the collection of premiums and payment of claims and expenses. Because of uncertainty related to the timing of payment of claims, cash from operations for a casualty insurance company can vary substantially from year to year and quarter to quarter. Cash used by operating activities was $53.8 million in 1999 compared to cash provided of $39.2 million in 1998 and $6.5 million in 1997.

     Investing activities, substantially in fixed income securities, have been the principal use of cash flow from operations. Cash provided by investing activities was $25.1 million in 1999. Cash used by investing activities was $28.9 million in 1998 and $24.4 million in 1997. The Company has no material commitments for capital expenditures.

     Financing activities provided $37.1 million in cash in 1999, used $3.7 million in 1998 and provided $19.8 million in 1997. In December 1999, the Company drew on its line of credit and borrowed $45.0 million to contribute to the capital and surplus of ACIC. In July 1997, the Company increased its borrowings by $10.0 million to finance an investment in additional Lloyd's underwriting capacity. In December 1997, the Company completed a private placement of Capital Securities and received net proceeds of $118.7 million. Concurrent with the receipt of the proceeds, the Company repaid the full outstanding amounts under its credit agreements totaling $103.0 million. The Company had no outstanding bank debt at December 31, 1998 and 1997.

     INVESTED ASSETS. The Company invests in investment grade fixed income securities and preferred stocks. The estimated fair value of preferred stocks was less than 5.0% of the fair value of total invested assets as of December 31, 1999. The estimated fair value of the Company's short-term, fixed maturity and preferred stock investments was $1,166.0 million as of December 31, 1999, compared to $1,259.4 million as of December 31, 1998. The December 31, 1999 amount includes net unrealized losses of $24.9 million, which represent the amount by which the estimated fair value of the investment portfolio exceeds amortized cost. Unrealized gains were $44.2 million as of December 31, 1998. The decrease in unrealized gains during 1999 was due to an increase in the general level of interest rates.

     The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet its short-term operating liquidity requirements, including the payment of claims and expenses. Short-term investments totaled $82.6 million or 7.1% of invested assets as of December 31, 1999, compared to $50.8 million or 4.0% of invested assets as of December 31, 1998. The Company believes that all of its invested assets are readily marketable.

     TRUST PREFERRED CAPITAL SECURITIES. In December 1997, MMI issued $125.0 million in 30 year non-callable Capital Securities of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities were rated ba1 by Moody's Investor Service and BBB- by Standard & Poor's Rating Services as of March 29, 2000. The Capital Securities pay cumulative distributions at the annual rate of 7 5/8% semiannually in arrears and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds, net of expenses, were $118.7 million.

     LINE OF CREDIT. In February 1998, the Company obtained an unsecured revolving credit line of $100.0 million. The Company borrowed $45.0 million against this line of credit in December 1999 to contribute to the capital and surplus of ACIC, replenishing statutory surplus to the level that existed prior to the $60.0 million pre-tax loss reserve strengthening recorded in the third quarter, 1999. The credit agreement provides for interest at a fixed rate equal to the Interbank Offered Rate for periods of up to one year plus a margin of 20 to 40 basis points, and contains financial covenants with respect to minimum net worth and statutory surplus, maximum debt to total capitalization, and minimum risk-based capital levels. The credit agreement also restricts the Company's ability to pay stockholders' dividends in a single year in excess of 50% of the average of the prior three years net income. As a result of net losses incurred, MMI is in non-compliance with a certain covenant which may have resulted in amounts drawn upon the bank line being currently due. MMI obtained a waiver for the covenant in non-compliance through May 31, 2000.

     STOCKHOLDERS' EQUITY. The Company's stockholders' equity was $257.4 million as of December 31, 1999, compared to $412.9 million as of December 31, 1998. Changes in stockholders' equity are primarily attributable to net income (loss) of the Company, dividends to stockholders, changes in unrealized gains or losses on investments and issuances of Common Stock. Cash dividends to stockholders totaled $6.9 million in 1999, $6.1 million in 1998 and $4.2 million in 1997. As of December 31, 1999, unrealized losses on investments were $16.2 million, net of deferred tax credit of $8.7 million. As of December 31, 1998 the Company had an unrealized gain, net of taxes, of $29.1 million.

     RISK-BASED CAPITAL. The NAIC has adopted risk-based capital solvency standards for domestic insurers. Under these standards, several solvency thresholds are calculated based on the underwriting, credit, and investment risks of a company. As of December 31, 1999 the statutory capital and surplus of each of the Company's domestic insurance subsidiaries exceeded its risk-based-capital requirements.

     MINIMUM SOLVENCY MARGIN. Under the Insurance Companies Act of 1982, the Financial Services Authority (FSA) authorizes companies in the United Kingdom to engage in the insurance business. Under the 1982 Act, companies authorized to transact business are required to maintain a minimum solvency margin. As of December 31, 1999, Unionamerica's minimum solvency margin was estimated at $28.8 million and its available assets, for U.K. regulatory purposes, were estimated at $40.7 million.

ACQUISITIONS

     In February 1999, MMI acquired Applied Risk Management (ARM), Inc., a privately held third party administrator and consulting firm that specializes in workers' compensation. Subsequent to the acquisition, ARM was integrated into Professional Risk Management (PRM), Inc., an MMI subsidiary that provides third party administration and consulting related to professional and general liability risks and claims primarily for self-insured organizations. The purchase price for ARM, including expenses, was $7.7 million in cash.

     In a series of transactions in 1998, the Company acquired a 49% interest in Marketform Holdings Limited (MHL), a London-based underwriting agency specializing in non-U.S. medical malpractice insurance and 95% ownership of Marketform Corporate Member Limited (MCML), a dedicated Lloyd's corporate member. The total consideration was $4.5 million in cash and $1.3 million in short-term notes payable.

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

     Effective January 1, 1997, the Company purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc., and acquired by merger all of the outstanding stock of PRM. The total purchase price for these acquisitions was $8.3 million in cash and $2.0 million in MMI Common Stock. These acquisitions were accounted for as purchases and the operations of EMCVS and PRM are included in the Company's consolidated financial statements since their dates of acquisition.

YEAR 2000

     The Company implemented an enterprise-wide plan to address Year 2000 ("Y2K") issues across all of its technology platforms as well as to reasonably assure that its critical business partners are prepared for business continuity beyond January 1, 2000. The rollover to Year 2000 proved to be uneventful for MMI. No adverse impact or issues were experienced and the Company enjoyed normal operations throughout the first quarter of 2000. The total cost to address all Y2K related issues was $.7 million.

ITEM 7(a) MARKET RISK

     The Company is exposed to various market risks, most specifically changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. The Company does not utilize derivative or other similar financial instruments for trading or speculative purposes. The following analysis presents the hypothetical loss in fair value of the financial instruments held by the Company at December 31, 1999 that are sensitive to changes in interest rates and/or foreign currency exchange rates. The range of changes in interest rates used in the analysis reflects the Company's view of changes that are reasonably possible over a one-year period. This discussion of market risks related to the Company's consolidated balance sheet includes estimates of future economic environments caused by changes in interest risks. The effect of actual changes in these risk factors may differ materially from the Company's estimates. In the ordinary course of business, the Company also faces risks that may be either non-financial or non-quantifiable, e.g., credit risk. Such risks are not included in the following analysis.

     The Company has a comprehensive and diversified investment portfolio. The Company's invested assets are held primarily as fixed maturities which are available for sale, short term investments and preferred stocks. Accordingly, these assets are subject to various market risk exposures such as interest rate risk.

     The fair value of the Company's short-term investment portfolio at December 31, 1999 and 1998 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates for the issues contained in the short term investment portfolio, and was not materially different from the December 31, 1999 or 1998 carrying values.

     At December 31, 1999 and 1998 the fair value of the Company's fixed maturity and preferred stock portfolio was $1,083.4 million and $1,208.6 million versus an amortized cost basis of $1,108.3 million and $1,164.4 million, respectively. The estimated fair value of the fixed maturity and preferred stock portfolio resulting from a hypothetical increase in interest rates of 100 basis points at December 31, 1999 would be approximately $1,029.2 million or a decrease of 5.0%. The comparable fair value and decrease at December 31, 1998 are $1,159.0 million and 4.1%, respectively. The Company utilizes several outside investment advisory companies in the management of the portfolio. This portfolio, which is not hedged, consists primarily of U.S. dollar denominated, investment grade, taxable and tax advantaged fixed maturity securities. The primary objectives of the portfolio are to provide the Company with a stable, long term, after tax yield with sufficient quality and liquidity to meet its cash flow needs and to provide an after tax total return to meet its profit objectives.

     The Company is subject to foreign currency exchange risk due to several primary reasons, including its United Kingdom-based subsidiaries, which incur expenses, denominated in British pound sterling and hold invested assets in foreign currencies which result primarily from business generated in foreign currencies. While there is exposure to several currencies, the predominant exposure is in British pound sterling.

     As of December 31, 1999 the Company estimates that overhead and other payables of approximately $1.5 million per month which must be paid in British pound sterling are to be paid throughout the next year by its UK subsidiaries. The British pound sterling are to be purchased periodically throughout the year, usually with U.S. dollars; and a hypothetical strengthening of the British pound sterling versus the U.S. dollar of 10% would increase the cost of these purchases by up to $1.8 million throughout the year. The Company does monitor the foreign currency markets and could purchase British pound sterling in advance if appropriate due to market conditions.

     The Company also holds invested assets in foreign currencies, which result primarily from business generated in foreign currencies and thus expose the Company to foreign exchange currency risk. The predominant exposure is in British pound sterling. Revenues from our business in foreign countries are the primary source of funds for our purchase of these investments. The Company purchases these investments as a natural hedge against insurance reserves and other liabilities denominated in the same currency, effectively reducing foreign currency exchange rate exposure. At December 31, 1999, the Company does have a net unhedged foreign currency exposure in its invested assets of approximately
4.0 million British pound sterling. A hypothetical weakening of 10% in the British pound sterling versus the U.S. dollar would result in a loss of value of approximately $.6 million. Management reviews its foreign currency exposure risk on a monthly basis and is of the opinion that other foreign currency exchange risk is not material.

     In December 1997, the Company completed a private placement of $125.0 million 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities pay a dividend of 7.625% semi-annually in arrears and have a maturity date of December 15, 2027. Total proceeds were $118.7 million net of expenses. The carrying value of the Capital Securities is $119.1 million and $118.8 million as of December 31, 1999 and 1998, respectively. These securities had a fair value of $98.3 million at December 31, 1999 and $121.9 million at December 31, 1998. A hypothetical 100 basis point decrease in interest rates would increase the fair value to approximately $108.9 million and $137.3 million as of December 31, 1999 and December 31, 1998, respectively.

     The Company manages its market risk by matching the projected cash inflows of assets with liabilities. For all its financial assets and liabilities, the Company seeks to reasonably match durations consistent with the Company objectives of maximization of income without sacrificing investment quality and providing for necessary liquidity, return and diversification.

     The estimated fair values at current market rates discussed above for financial instruments subject to interest rate risk are the same as those in
Note 4 to the consolidated financial statements. The estimated fair value at the adjusted market rates (assuming a 100 basis point increase in market interest rates) are calculated using discounted cash flow methods and duration modeling, where appropriate. The foreign currency exposure risk analysis assumes a year end spot rate on the British pound sterling of 1.61 at December 31, 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors


Board of Directors
MMI Companies, Inc.

We have audited the accompanying consolidated balance sheets of MMI Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Companies, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Chicago, Illinois
February 24, 2000, except for Note 17 as to which the date is March 9, 2000.

                                                               Ernst & Young LLP

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                               December 31
                                                                                -------------------------------------
                                                                                        1999                  1998
                                                                                        ----                  ----
ASSETS
   INVESTMENTS (Note 4)
     Short-term investments -- at fair value (amortized cost: 1999 -
        $82,556;  1998 - $50,819).................................                 $    82,556            $    50,819
     Fixed maturities-- at fair value (amortized cost: 1999 -
        $1,058,553; 1998 - $1,109,210) ...........................                   1,034,908              1,150,622
     Preferred stocks -- at fair value (amortized cost: 1999 -
        $49,709; 1998 - $55,155)..................................                      48,492                 57,981
                                                                                        -------                ------
                                                                                     1,165,956              1,259,422
   OTHER ASSETS
     Cash ........................................................                      21,627                 13,323
     Premiums and fees receivable ................................                     191,750                161,000
     Reinsurance receivables (Note 3) ............................                     355,664                336,518
     Prepaid reinsurance premiums (Note 3) .......................                      26,836                 21,232
     Accrued investment income ...................................                      16,684                 17,375
     Cost in excess of net assets of purchased
       subsidiaries, less accumulated amortization (Notes 1 and 2)                      35,943                 43,018
     Furniture and equipment - at cost,
       less accumulated depreciation .............................                       6,572                 14,702
     Deferred income taxes (Note 5) ..............................                     120,406                 44,093
     Other .......................................................                      54,249                 48,726
                                                                                        -------                ------
                                                                                   $ 1,995,687            $ 1,959,409
                                                                                   ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
     Policy liabilities:
       Loss and loss adjustment expense reserves (Note 7):
         Medical malpractice .....................................                 $   682,682            $   672,647
         International ...........................................                     562,334                484,170
         Other ...................................................                      30,832                 19,256
                                                                                   -----------            -----------
                                                                                     1,275,848              1,176,073
       Unearned premium reserves .................................                     158,827                141,939
       Future life policy benefits ...............................                       5,653                  8,326
                                                                                   -----------            -----------
                                                                                     1,440,328              1,326,338
     Accrued expenses and other liabilities ......................                      67,375                 50,136
     Amounts due to reinsurers (Note 3) ..........................                      66,563                 51,190
     Notes payable (Note 6).......................................                      45,000                     --
     Company-obligated, mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior
           subordinated debentures of the Company (Note 6).........                    119,029                118,817
                                                                                   -----------            -----------
                                                                                     1,738,295              1,546,481
Contingencies and commitments  (Notes 3 and 11)

STOCKHOLDERS' EQUITY (Notes 8 and 10)
   Common Stock, par value $.10 per share:
     Authorized shares: 30,000
     Issued and outstanding shares:
       1999 - 19,210; 1998 - 19,059 ..............................                       1,921                  1,906
   Additional paid-in capital ....................................                     222,787                221,649
   Retained earnings .............................................                      48,846                160,226
   Accumulated other comprehensive income (loss), net of taxes:
     1999 - $(8,700); 1998 - $15,091 .............................                      (16,162)               29,147
                                                                                   ------------           -----------

                                                                                       257,392                412,928
                                                                                   ------------           -----------
                                                                                   $ 1,995,687            $ 1,959,409
                                                                                   ============           ===========

                 See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                             Year Ended December 31
                                                             --------------------------------------------------------
                                                                      1999               1998              1997
                                                                      ----               ----              ----
REVENUES
Insurance premiums earned (Note 3):
   Medical malpractice .................................               $  164,026        $  197,461        $  154,097
   International........................................                  189,952           136,229           127,918
   Other................................................                   20,644            13,045             5,482
                                                                       ----------        ----------        ----------
                                                                          374,622           346,735           287,497
Consulting and fee income ..............................                   61,187            44,485            44,862
Net investment income (Note 4) .........................                   72,268            76,556            75,490
Net realized gains (losses) on investments (Note 4).....                    (965)             2,678             2,182
                                                                       ----------        ----------        ----------
       TOTAL REVENUES ..................................                 507,112            470,454           410,031

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Notes 3 and 7):
   Medical malpractice .................................                 206,122            193,302           128,869
   International........................................                 229,029             88,032            76,417
   Other................................................                  21,122             10,147             4,079
                                                                       ----------        ----------        ----------
                                                                         456,273            291,481           209,365
Insurance and administrative expenses (Note 3) .........                 197,256            153,132           147,046
Interest expense .......................................                  10,082             10,165             6,489
                                                                       ----------        ----------        ----------
       TOTAL LOSSES AND EXPENSES .......................                 663,611            454,778           362,900
                                                                       ----------        ----------        ----------

       INCOME (LOSS) BEFORE INCOME TAXES,
         EXTRAORDINARY LOSS AND
         DISCONTINUED OPERATIONS........................                (156,499)            15,676            47,131
Income tax (credit) (Note 5) ...........................                 (55,639)             1,616            10,234
                                                                       ----------        ----------        ----------
       INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE  EXTRAORDINARY
       LOSS.............................................                (100,860)            14,060            36,897

Extraordinary loss, net of tax (Note 6).................                      --                 --               707
                                                                      ----------        ----------        ----------
       INCOME (LOSS) FROM CONTINUING OPERATIONS                         (100,860)            14,060            36,190
Loss from discontinued operations, net of tax (Note 16).                     691              2,696             1,830
Loss on sale, net of tax of $1,509 (Note 6).............                   2,952                 --                --
                                                                       ----------        ----------        ----------
       NET INCOME (LOSS) ...............................               $(104,503)        $   11,364        $   34,360
                                                                       ==========        ==========        ==========


Earnings per common and common equivalent share (Note 9):
Basic...................................................
     Income (loss) from continuing operations before
       extraordinary loss...............................               $   (5.28)        $     0.74        $     1.97
     Extraordinary loss.................................                      --                 --             (0.04)

     Loss from discontinued operations..................                   (0.19)             (0.14)            (0.10)
                                                                       ----------        ----------        ----------
     Net income (loss)..................................               $   (5.47)        $     0.60        $     1.83
                                                                       ==========        ==========        ==========

Diluted ................................................
     Income (loss) from continuing operations before
       extraordinary loss...............................               $   (5.28)        $     0.73        $     1.90
     Extraordinary loss.................................                      --                 --             (0.04)

     Loss from discontinued operations..................                   (0.19)             (0.14)            (0.09)
                                                                       ----------        ----------        ----------
     Net income (loss)..................................               $   (5.47)        $     0.59        $     1.77
                                                                       ==========        ==========        ==========

Weighted average number of common and common equivalent shares:
      Basic.............................................                  19,106             18,936            18,751
      Diluted ..........................................                  19,106             19,385            19,396
                                                                       ==========        ==========        ==========

See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                                                                       Accumulated
                                                                                                          Other
                                                        Common Stock        Additional                Comprehensive      Total
                                                     Number        Par       Paid-In      Retained   Income (Loss),  Stockholders'
                                                    of Shares     Value     Capital       Earnings    Net of Taxes     Equity
                                                    --------------------- ----------- ------------ ---------------- --------------
Balance at January 1, 1997                              18,681    1,868    $ 215,091     124,751    $       13,456        355,166

Year ended December 31, 1997:
   Net income ..............................                                              34,360                           34,360
   Change in unrealized gains (losses) on
     investments, net of taxes of $5,595 and
     reclassification adjustment............                                                                10,876         10,876
                                                                                                                         --------
Comprehensive income........................                                                                               45,236
   Issuance of Common Stock in connection
     with acquisition of subsidiary.........                85         9       1,942                                        1,951
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options .............               212        21       3,650                                        3,671
   Common Stock repurchased.................              (121)      (12)     (2,828)                                      (2,840)
   Common cash dividends ($.22 per share) ..                                              (4,182)                          (4,182)
                                                    ------------ -------- ----------- ------------ ---------------- --------------

Balance at December 31, 1997                            18,857    1,886      217,855     154,929            24,332        399,002

Year ended December 31, 1998:
   Net income ..............................                                              11,364                           11,364
   Change in unrealized gains (losses) on
     investments, net of taxes of $2,279 and
     reclassification adjustment............                                                                 4,815          4,815
                                                                                                                         --------
Comprehensive income........................                                                                               16,179
   Issuance of Common Stock in connection
     with acquisition of subsidiary.........                66        6        1,394                                        1,400
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options .............               146       15        2,553                                        2,561
   Common Stock repurchased.................               (10)      (1)        (153)                                        (154)
   Common cash dividends ($.32 per share) ..                                              (6,067)                          (6,067)
                                                    ----------- --------- ----------- ------------ ---------------- --------------


Balance at December 31, 1998 ...............            19,059     1,906     221,649     160,226            29,147        412,928


Year ended December 31, 1999:
   Net loss ................................                                            (104,503)                        (104,503)
   Change in unrealized gains (losses) on
     investments, net of taxes of ($23,791)
     and reclassification adjustment........                                                               (45,309)       (45,309)
                                                                                                                        ----------
Comprehensive loss..........................                                                                             (149,812)
   Issuance of Common Stock in connection
     with acquisition of subsidiary.........               117       12        2,207                                        2,219
   Issuance of Common Stock in connection
     with employee benefit plans and exercise
     of employee stock options .............               206       20        1,447                                        1,467
   Common  Stock repurchased................              (172)     (17)      (2,516)                                      (2,533)
   Common cash dividends ($.36 per share) ..                                              (6,877)                          (6,877)
                                                    ----------- --------- ----------- ------------ ---------------- --------------

Balance at December 31, 1999 ...............            19,210    1,921   $  222,787   $  48,846           (16,162)       257,392
                                                    =========== ========= =========== ============ ================ ==============

                 See Notes to Consolidated Financial Statements

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year Ended December 31
                                                                           1999              1998              1997
                                                                  -----------------  -----------------      ----------
OPERATING ACTIVITIES
Net income (loss)...............................................        (104,503)            11,364            34,360
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Increase in policy liabilities.............................         113,990             58,281             2,978
     Change in reinsurance balances.............................          (9,377)           (33,182)          (19,380)
     Change in premiums and fees receivable.....................         (28,113)             4,949            (6,600)
     Increase in deferred tax asset.............................         (52,522)            (3,431)           (2,686)
     Increase in accrued investment income
      and other assets..........................................          (3,273)            (3,342)           (8,398)
     Change in accrued expenses and other
      liabilities...............................................           9,528                 (2)            1,961
     Net realized (gain) loss on investments....................             965             (2,678)           (2,182)
     Depreciation and amortization on
        Investments and goodwill................................          14,644              7,227             6,453
     Loss on sale of discontinued operations....................           4,841                 --                --
                                                                  -----------------  -----------------      ----------
       Net cash provided (used) by operating activities.........         (53,820)            39,186             6,506

INVESTING ACTIVITIES
   Net sale (purchase) of short-term investments................         (28,153)               365             8,660
   Purchase of available for sale investments...................        (456,105)          (542,809)         (721,863)
   Sale of available for sale investments ......................         419,551            433,116           644,791
   Maturities of available for sale investments.................          92,950             92,299            71,916
   Acquisition of subsidiaries..................................          (7,222)            (5,824)          (21,006)
   Disposition of subsidiary....................................           4,000                 --                --
   Furniture and equipment additions............................          (2,536)            (6,055)           (6,915)
   Furniture and equipment disposals............................           2,582                 --                --
                                                                  -----------------  -----------------      ----------
       Net cash provided (used) by investing activities.........          25,067            (28,908)          (24,417)

FINANCING ACTIVITIES
   Issuance of Common Stock ....................................           1,467              2,568             1,899
   Common Stock repurchased.....................................          (2,533)              (154)           (2,840)
   Proceeds from notes payable..................................          45,000                 --            10,000
   Dividends....................................................          (6,877)            (6,067)           (4,182)
   Issuance of Capital Securities...............................              --                 --           124,551
   Costs incurred in connection with securities offerings.......              --                 --            (5,832)
   Finance costs of long-term debts.............................              --                 --              (826)
   Payments on notes payable....................................              --                 --          (103,000)
                                                                  -----------------  -----------------      ----------
       Net cash provided (used) by financing activities.........          37,057             (3,653)           19,770
                                                                  -----------------  -----------------      ----------
       Increase in cash.........................................           8,304              6,625             1,859
Cash at beginning of year.......................................          13,323              6,698             4,839
                                                                  -----------------  -----------------      ----------
Cash at end of year ............................................  $       21,627             13,323         $   6,698
                                                                  =================  =================      ==========

                 See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States
(GAAP) and include the accounts and operations of MMI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation. MMI's participation in Lloyd's Non-Marine Syndicate 205 through its majority investment in Jago Capital Limited and Marketform Syndicate 2468 is consolidated with the international insurance segment results.

USE OF ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

INVESTMENTS

MMI classifies all of its fixed maturity and preferred stock investments as "available for sale," requiring that these investments be carried at fair value, with unrealized gains and losses, less related deferred income taxes, excluded from earnings and reported in stockholders' equity as accumulated other comprehensive income (loss).

Realized gains and losses on sales of investments are recognized on the specific identification basis. Realized losses also include losses for fair value declines that are considered to be other than temporary.

FAIR VALUE INFORMATION

The fair values of investments are reported in Note 4. The fair values of other financial instruments, principally accrued investment income, premiums and fees receivable, notes payable, accrued expenses and other liabilities and amounts due to reinsurers approximate their December 31, 1999 and 1998 carrying values. The fair value of mandatorily redeemable preferred capital securities is reported in Note 6.

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

DEFERRED POLICY ACQUISITION COSTS

Commissions and other costs that vary with, and are primarily related to, the production of new and renewal business have been deferred and are amortized over the period of the related insurance policies. Such unamortized amounts included in other assets amounted to $31,600,000 and $28,300,000 at December 31, 1999 and 1998, respectively. Amortization of such costs are included in insurance and administrative expenses and amounted to $64,700,000 in 1999, $56,200,000 in 1998 and $49,000,000 in 1997.

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

FURNITURE AND EQUIPMENT

The costs of furniture and equipment are depreciated over their estimated useful lives of three to seven years using the straight line method. As of December 31, 1999 and 1998, accumulated depreciation amounted to $14,100,000 and $16,100,000, respectively.

GOODWILL

Costs in excess of net assets of purchased subsidiaries are being amortized on a straight-line basis over periods ranging from ten to twenty years. As of December 31, 1999 and 1998, accumulated amortization amounted to $10,000,000 and $12,600,000, respectively. See Note 15.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

EFFECT OF NEW PRONOUNCEMENTS

As of January 1, 1999, MMI adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires specific accounting treatment for the capitalization of internal use software at cost. The adoption of SOP 98-1 did not have a material effect on consolidated operating results or financial position.

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

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities" which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. The new standard requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS 133 is now effective for fiscal years beginning after June 15, 2000 and will be adopted by MMI when required, if not earlier. The impact, if any, of adopting SFAS 133 on MMI's consolidated financial position, results of operations and cash flows, has not been finalized.

2.  BUSINESS COMBINATIONS

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

Effective January 1, 1997, MMI purchased substantially all of the net assets of Equifax Medical Credentials Verification Services (EMCVS), a unit of Atlanta-based Equifax, Inc. and acquired by merger all of the outstanding stock of PRM. The total purchase price of EMCVS and PRM was $8,300,000 in cash and $2,000,000 of MMI Common Stock.

On July 23, 1997, MMI acquired a 39% interest in JMA Holdings Limited (JMAHL), the parent company of Jago Managing General Agency Limited, a Lloyd's managing agency, for total consideration of $9,100,000. The consideration was comprised of $5,900,000 cash and $3,200,000 of short-term notes payable. JMAHL's financial results are included in the Company's consolidated financial statement on the equity basis.

The ARM, EMCVS and PRM acquisitions were accounted for as purchases, and the operations of the acquired businesses are included in MMI's consolidated financial statements since the dates of acquisition. Assets acquired, liabilities assumed, and the excess of cost over net assets purchased were as follows (in thousands):

                                                                            Year Ended December 31
                                                                            ----------------------
                                                                   1999             1998              1997
                                                                   ----             ----              ----
         Cost in excess of net assets purchased                $ 6,527           $ 5,800           $18,252
         Cash                                                      705                --               566
         Other assets                                            6,769                --             2,570
         Liabilities                                            (6,074)               --              (689)
                                                              --------------------------------------------
                                                               $ 7,927           $ 5,800           $20,699
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

Insurance premiums earned are composed of the following (in thousands):

                                                    Year Ended December 31
                                           -----------------------------------------
                                           1999               1998              1997
                                           -----------------------------------------
                    Direct             $ 343,539             $ 303,019        $ 234,462
                   Assumed               109,372               129,568          110,492
                     Ceded               (78,289)              (85,852)         (57,457)
                                         -------               --------         --------
                                       $ 374,622             $ 346,735        $ 287,497
                                       ==========            ==========       ==========

MMI evaluates the financial condition of its reinsurers and monitors the geographic spread of risk to minimize the exposure to losses from reinsurer insolvencies. The reinsurers with the largest receivable balance due to MMI are identified as follows (in thousands):

                                                                      December 31
                                                            -----------------------------
                                                                  1999            1998
                                                            ---------------    ----------
         Lloyd's Underwriters*                                $  67,477         $55,656
         Hannover Reinsurance Company*                           32,477          31,748
         CIGNA Reinsurance Company                               24,669          23,567
         National Reinsurance Company                            21,701          26,738
         Munich Reinsurance Company*                             17,441          18,583
         CNA Reinsurance Company Limited*                        13,167          10,880
         Commercial Casualty                                      9,684           2,000
         Odyssey America Re (TIG Re)                              8,900           8,312
         Transatlantic Reinsurance Company                        7,610           8,120
         American Re-Insurance Company                            7,021           6,543
         All others                                             145,517         144,371
                                                                -------        --------
         Total                                                 $355,664        $336,518
                                                               ========        ========

* represents a foreign reinsurer

In 1999, 1998 and 1997, respectively, MMI's losses and loss adjustment expenses were net of reinsurance ceded of $97,908,000, $99,743,000 and $64,000,000.

4. INVESTMENTS

The amortized cost and fair value of investments, which are available for sale, are as follows (in thousands):

                                                           Gross            Gross
                                        Amortized       Unrealized       Unrealized        Fair
      Cost                                Gains           Losses            Value
      ----                                -----           ------            -----
December 31, 1999:
Fixed maturities:
   U.S. Government and agencies     $    122,373        $       333    $   (4,038)      $     118,668
   State and political subdivisions      323,175              6,508        (7,018)            322,665
   Foreign governments                    21,353                242          (771)             20,824
   Corporate securities                  298,278              1,414       (10,460)            289,232
   Mortgage-backed securities            293,374                238       (10,093)            283,519
                                    -------------       ------------   ------------     -------------
                                       1,058,553              8,735       (32,380)          1,034,908
Short-term investments                    82,556                 --            --              82,556
Preferred stocks                          49,709              1,308        (2,525)             48,492
                                    -------------       ------------   ------------     -------------
                                    $  1,190,818        $    10,043    $  (34,905)      $   1,165,956
                                    =============       ============   ============     =============

December 31, 1998:
Fixed maturities:
   U.S. Government and agencies     $    149,038        $     6,365    $     (133)      $     155,270
   State and political
     subdivisions                        441,442             23,245          (153)            464,534
   Foreign governments                    20,893              1,193           (17)             22,069
   Corporate securities                  208,685              7,778        (1,440)            215,023
   Mortgage-backed securities            289,152              5,162          (588)            293,726
                                    ------------        ------------   -----------      -------------
                                       1,109,210             43,743        (2,331)          1,150,622
Short-term investments                    50,819                 --            --              50,819
Preferred stocks                          55,155              3,450          (624)             57,981
                                    ------------        -----------    -----------      -------------
                                    $  1,215,184        $    47,193    $   (2,955)      $   1,259,422
                                    ============        ===========    ===========      =============

Fair values of investments are principally based on quoted market prices. Short-term investments are comprised principally of corporate and municipal securities.

The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are as follows (in thousands):

                                 Amortized          Fair
                                    Cost           Value
                                ---------        ---------
Due in 2000                    $   24,033       $   24,057
Due in 2001 through 2004          217,433          217,561
Due in 2005 through 2009          168,357          166,781
Due in 2010 and thereafter        355,356          342,990
                               ----------       ----------
                                  765,179          751,389
Mortgage-backed securities        293,374          283,519
                               ----------       ----------
                               $1,058,553       $1,034,908
                               ==========       ==========

The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or MMI may have the right to put obligations back to the issuer prior to stated maturity.

The changes in unrealized gains and losses, which are recorded in stockholders' equity as accumulated other comprehensive income (loss), were as follows (in thousands):

                                                           Year Ended December 31
                                       -----------------------------------------------------------------
                                           1999                     1998                   1997
                                           ----                     ----                   ----
Fixed maturities and
    short-term investments             $  (65,057)            $     7,671              $  14,538
Preferred stocks                           (4,043)                   (577)                 1,933
                                       ----------             -----------              ---------
                                       $  (69,100)            $     7,094              $  16,471
                                       ==========             ===========              =========

Net realized gains(losses) on investments are comprised of the following (in thousands):

                                                           Year Ended December 31
                                       -----------------------------------------------------------------
                                              1999                   1998                         1997
                                              ----                   ----                         ----
Fixed maturities:
     Gross gains                          $   3,563               $   4,703                     $  2,771
     Gross losses                            (5,110)                 (2,840)                      (1,270)
                                          ----------               ----------                     -------
                                             (1,547)                  1,863                        1,501
                                          ----------               ----------                     -------
Preferred stocks:
     Gross gains                                841                   1,211                          726
     Gross losses                              (259)                   (396)                         (45)
                                          ----------               ----------                     -------
                                                582                     815                          681
                                          ----------               ----------                     -------
                                          $    (965)              $   2,678                     $  2,182
                                          ==========              ===========                   =========

Major categories of net investment income are as follows (in thousands):

                                                               Year Ended December 31
                                                     -------------------------------------------
                                                     1999              1998             1997
                                                     ----              ----             ----
Fixed maturities                                     $68,722          $72,892           $72,520
Short-term investments and cash                        3,889            4,220             4,586
Preferred stocks                                       3,256            3,408             2,215
                                                     -------          -------           -------
Total investment income                               75,867           80,520            79,321
Expenses                                               3,599            3,964             3,831
                                                     -------          -------           -------
Net investment income                                $72,268          $76,556           $75,490
                                                     =======          =======           =======

The components of accumulated other comprehensive income are as follows (in thousands):

                                                               Year Ended December 31
                                                     -------------------------------------------
                                                     1999              1998             1997
                                                     ----              ----             ----
Holding gains (losses) arising during the
  year, net of taxes of $(24,129), $3,216
  and $6,359, respectively                          $(45,936)         $  6,556         $  12,294
Reclassification adjustment for gains (losses)
  realized in net income during the year,
  net of taxes of $(338), $937 and $764,
  respectively                                         (627)            1,741             1,418
                                                      ------           ------            ------
Net change in unrealized gain (loss) on
  available for sale securities during the year,
  net of taxes of $(23,791), $2,279 and $5,595,
  respectively                                     $(45,309)         $  4,815         $  10,876
                                                   =========         ========         =========

At December 31, 1999, investments with a fair value of $11,905,709 were on deposit to meet domestic statutory requirements.

Certain investments of the international segment are held in a trust fund set up as collateral for holders of United States insurance policies. At December 31, 1999 and 1998, the fair value of fixed maturities in the trust fund amounted to $14,000,000 and $6,700,000, respectively. The required minimum trust fund for 1999 and 1998, was $13,800,000 and $5,400,000, respectively.

Fixed maturities of the international segment of $235,500,000 in 1999 and $273,200,000 in 1998 were held in a trust fund required by virtue of status as an accredited reinsurer in a number of United States jurisdictions.

5.  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                             December 31
                                        --------------------
                                           1999       1998
                                        ---------  ---------
Deferred tax assets:
    Tax-basis loss reserve adjustment   $ 30,023   $ 31,329
    Tax-basis unearned premium
       reserve adjustment                  4,104      4,004
    Unrealized investment loss             4,598         --
    Net operating loss carryforward       69,768     14,658
    Alternative minimum tax
       credit carryforward                14,389     13,445
    Other                                  5,448      2,249
                                        --------    -------
    Total deferred tax assets            128,330     65,644
                                        --------    -------

Deferred tax liabilities:
    Unrealized investment gains               --    (12,056)
    Deferred policy acquisition costs     (2,676)    (2,698)
    Receivables                             (964)    (1,134)
    Other                                 (4,284)    (5,663)
                                        --------    -------
    Total deferred tax liabilities        (7,924)   (21,551)
                                        --------    -------
Net deferred tax asset                  $120,406   $ 44,093
                                        ========   ========

MMI has identified tax planning strategies which, when implemented and combined with future book income, will result in adequate future taxable income to realize the deferred tax asset. Accordingly, no valuation reserve is considered necessary.

Significant components of the provision for income taxes (credit) are as follows (in thousands):

                               Year Ended December 31
                            ---------------------------
                            1999        1998       1997
                            ----        ----       ----
Current (credit):
Domestic                $     56    $ (3,037)    $  3,705
Foreign                   (4,937)      7,392        8,505
                          ---------   --------  ---------
Total current             (4,881)      4,355       12,210
                          --------    --------   --------

Deferred (credit):
Domestic                 (30,553)     (1,476)        (959)
Foreign                  (20,205)     (1,263)      (1,017)
                         -------- ----------    ---------
Total deferred           (50,758)     (2,739)      (1,976)
                        ---------   --------    ---------
Provision for income
  taxes (credit)         $(55,639)   $  1,616    $ 10,234
                        =========  =========    =========

A reconciliation of income tax computed at the United States federal statutory tax rate of 35% to income tax expense (credit) in the accompanying financial statements is as follows (dollars in thousands):


                                                                    Year Ended December 31
                                                   ------------------------------------------------
                                                 1999                1998              1997
                                                 ----                ----              ----
                                               Amount      %       Amount      %      Amount    %
                                            ---------     ---    --------     ---   --------   ---
     Tax at U.S. Statutory rate             $(54,774)    (35)%    $ 5,487       35%   $16,496    35%
     Non-taxable investment income            (7,600)     (5)      (7,126)     (46)    (8,431)  (18)
     Acquisition costs                            --      --           --       --      2,603     5
     Foreign operations                        4,800       3        1,275        8         --    --
     Other                                     1,935       1        1,980       13     (  434)   --
                                            --------   -----      -------    ------   --------  ----
     Net provision (credit)                 $(55,639)    (36)%    $ 1,616       10%   $10,234    22%
                                            =========  =====      =======    ======    ======== ====

Federal income taxes have not been provided on the difference between the amount for financial reporting and the tax basis in the stock of the foreign subsidiaries because management intends to indefinitely invest that difference in these subsidiaries. Determination of the amount of the unrecognized deferred United States income tax liability is not practicable.

MMI's net payments of income taxes were $488,000, $7,947,000, and $9,302,000 during 1999, 1998 and 1997, respectively. As of December 31, 1999, MMI had federal net operating loss carry-forwards of approximately $28,000,000 that, if not utilized, expire beginning in 2019. As of December 31, 1999, MMI had an alternative minimum tax credit carryforward of $14,389,000 that may be carried forward indefinitely. The United Kingdom group had net operating loss carry-forwards of approximately $91,000,000 that may be carried forward indefinitely.

6. TRUST PREFERRED CAPITAL SECURITIES AND NOTES PAYABLE

In December 1997, MMI completed a private placement of $125,000,000 30-year, mandatorily redeemable preferred capital securities (Capital Securities) of MMI Capital Trust I, a subsidiary of MMI. The Capital Securities pay a dividend of 7 5/8%, semiannually, in arrears and have a maturity date of December 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by MMI. Total proceeds were $118,700,000 net of expenses. The effective rate of the Capital Securities is 8.06%. The fair value at December 31, 1999 and 1998 was $98,300,000 and $121,900,000,
respectively, and was estimated using discounted cash flow analyses, based on MMI's current incremental borrowing rates for similar types of borrowing arrangements.

With the proceeds from the Capital Securities, MMI repaid its $103,000,000 in bank debt. In connection with the extinguishment of the notes payable in 1997, costs of $700,000, net of taxes of $400,000, that were deferred when paid and amortized over the terms of the notes were expensed and are classified as an extraordinary item in the 1997 financial statements.

In February 1998, MMI obtained an unsecured bank line of credit in an amount up to $100,000,000. MMI drew upon the bank line on December 20, 1999 in the amount of $45,000,000. The interest rate on the loan was 8.5% through December 30, 1999 at which point the loan was converted to a floating rate loan with a rate of 6.3875%, effective through June 30, 2000. This rate will then be reset as of June 30, 2000. At December 31, 1999, notes payable amounted to $45,000,000. As a result of net losses incurred, MMI is in noncompliance with a certain covenant which, if not waived, would result in amounts drawn upon the bank line being currently due. MMI obtained a waiver through May 31, 2000 for the noncompliant covenant.

Total interest paid in 1999, 1998 and 1997 was $10,000,000, $9,800,000 and
$6,400,000, respectively.

7. LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table presents a reconciliation of beginning and ending property/casualty loss and loss adjustment expense (LAE) reserve balances for the years indicated (in thousands):

                                                                       Year Ended December 31
                                                                    -----------------------------
                                                                    1999         1998         1997
                                                                    -----------------------------
Liability for losses and LAE at beginning of year
  (net of reinsurance receivables: 1999 --$293,284;
  1998 -- $263,401;  1997 -- $241,270)                          $863,533     $ 851,941     $ 900,427

Add provision for losses and LAE for claims occurring in:
       Current year                                              289,025       260,043       209,367
       Prior years                                               146,126        21,291       (4,081)
                                                               ---------       -------       -------
Total incurred losses and LAE                                    435,151       281,334       205,296

Less losses and LAE payments for claims occurring in:
       Current year                                               14,298         24,772       13,108
       Prior years                                               345,065        244,970      240,664
                                                               ---------        -------      -------
       Total paid losses and LAE                                 359,363        269,742      253,772
                                                               ---------        -------      -------

Liability for losses and LAE at end of year
  (net of reinsurance receivables: 1999 -- $305,695;
   1998 -- $293,284;  1997 -- $263,401)                        $ 939,321      $ 863,533    $ 851,941
                                                             ===========      =========    =========

The provision for losses and LAE in the foregoing schedule for 1999 in connection with prior years are a result of loss reserve strengthening of $156,000,000 (after-tax impact of $5.56 per share) recorded in the third and fourth quarter. Domestically, loss reserve strengthening related to two specific areas of operations: long-term care and a disparate group of clinic accounts. Internationally, loss reserve development related principally to United States medical malpractice and surplus lines business and, to a lesser extent, short-tail lines, primarily property and medical expense business. Loss reserve strengthening of $20,800,000 recorded in the third quarter 1998 related to long-term care and a disparate group of clinic accounts for the domestic insurance segment and asbestos exposures for the international insurance segment.

8.  STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed or permitted by regulatory authorities for MMI's insurance subsidiaries differ in some respects from GAAP. Reconciliations of statutory-basis capital and surplus and net income (loss) of its domestic insurance operations to MMI's GAAP-basis amounts included in the accompanying financial statements are as follows (in thousands):

                                                                                 December 31
                                                                           --------------------------
                                                                                1999           1998
                                                                           ----------       ---------
Statutory-basis capital and surplus                                         $ 183,941        $188,309
Additions (deductions):
      Unionamerica                                                             54,193         129,118
      GAAP-basis deferred income taxes                                         65,372          30,974
      Other, including non-insurance company amounts                          (46,114)         64,527
                                                                          -----------        --------
GAAP-basis consolidated stockholders' equity of MMI                         $ 257,392        $412,928
                                                                            =========       =========


                                                                                  Year Ended December 31
                                                                         ---------------------------------------
                                                                            1999           1998           1997
                                                                         ---------      ---------      ---------
Statutory-basis combined net income (loss)                               $ (33,398)     $   4,150      $  27,763
Additions (deductions):
      Unionamerica                                                         (60,407)        11,382          8,162
      GAAP-basis deferred income taxes                                      18,282         (1,553)          (786)
      Other, including non-insurance company amounts                       (28,980)        (2,615)          (779)
                                                                         ---------      ---------      ---------
GAAP-basis consolidated net income (loss) of MMI                         $(104,503)     $  11,364      $  34,360
                                                                         =========      =========      =========

The above statutory-basis capital and surplus amounts relate to MMI's direct domestic insurance subsidiary, ACIC. The capital and surplus amounts for ACIC include the capital and surplus of American Continental Life Insurance Company (ACLIC), a life insurance company owned by ACIC, in the amount of $15,800,000 at December 31, 1999 and $16,000,000 at December 31, 1998. Statutory net income
(loss) of ACLIC amounted to $(304,000) in 1999, $500,000 in 1998 and $300,000 in
1997.

The maximum amount of dividends that can be paid from ACIC to MMI without regulatory approval is the lesser of net investment income or 10% of ACIC's statutory-basis capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount is $18,000,000 in 2000. In 2000, dividend payment by ACIC to MMI require prior regulatory approval.

Under a Notice of Requirements from its regulatory body in the United Kingdom, the Department of Trade and Industry (DTI), Unionamerica may not pay any dividends unless it has given the DTI 14 days advance notice and the DTI has not objected. The DTI has the power to prohibit or require Unionamerica to reduce the amount of a dividend.

ACIC's GAAP-basis net assets amounted to $258,000,000 at December 31, 1999. The excess of these combined net assets over ACIC's maximum dividend amount represents restricted consolidated net assets.

MMI has authorized and unissued 5,000,000 shares of $20 par value Preferred Stock. Of such Preferred Stock, 300,000 shares have been designated as Series B Junior Participating Preferred Stock in connection with the Rights Plan described in the following paragraph.

On June 14, 1997, the Board of Directors declared a dividend distribution to holders of record on June 30, 1997 of one right (Right) to purchase 1/100 share of Series B Junior Participating preferred stock on each outstanding share of MMI Common Stock. The Rights issued under the Plan become exercisable only when a person or group acquires or announces its intention to acquire more than 15% of the Common Stock of MMI. Under certain conditions, each Right would, upon exercise, entitle stockholders, other than the third party acquirer, to buy $150 worth of a MMI Common Stock equivalent at an exercise price of $75. If MMI is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors, each Right will entitle its holder to acquire common stock of the acquiring company with a market value equal to two times the exercise price of the Right, a purchase value of $150 of the common stock of the acquiring company for $75. At any time prior to the distribution date, the Board of Directors retains the right to amend the Rights Plan and to redeem the Rights at $.01 per Right. The Rights Plan was amended in connection with the signing of the definitive merger agreement with The
St. Paul so that The St. Paul will not be considered an acquiring person who would trigger the rights under the Plan. See Note 17 to the consolidated financial statements. The Rights have a ten year term.

9.  EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of outstanding shares of common stock and equivalents, including incremental shares from dilutive stock options since the date of grant using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                        Year Ended December 31
                                                  ----------------------------------
                                                     1999         1998        1997
                                                  ---------      -------     -------
Income (loss) from continuing
    operations                                    $(100,860)     $14,060     $36,190
                                                  =========      =======     =======
Weighted average shares for basic
    earnings per share                               19,106       18,936      18,751
Effect of dilutive employee
    stock options                                        --          449         645
                                                  ---------      -------     -------

Adjusted weighted average shares
   for diluted earnings per share                    19,106       19,385      19,396
                                                  =========      =======     =======
Basic earnings (loss) per share                   $   (5.28)     $  0.74     $  1.93
                                                  =========      =======     =======
Diluted earnings (loss) per share                 $   (5.28)     $  0.73     $  1.86
                                                  =========      =======     =======

In 1999, all outstanding stock options were excluded from the calculation of diluted earnings per share since MMI reported a loss from continuing operations. Options to purchase 585,000 and 143,000 shares of Common Stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be anti-dilutive.

10.      STOCK OPTION PLANS

MMI has an employee stock plan that authorizes the issuance, subject to directors' approval, of nonqualified stock options, incentive stock options and restricted stock, and a nonqualified formula stock option plan for non-employee directors. In addition, MMI has adopted the Long-Term Incentive Plan (LTIP) of 1997 under which it has issued restricted stock and stock options to non-executives. The directors plan provides for the issuance of 1,375 options annually for each director and 4,125 options to a new director joining MMI's Board of Directors, with exercise prices equal to fair value at the grant date. In addition, performance options for 2,500 shares are granted to each non-employee director on January 1 of each year. All options, other than options issued in replacement of Unionamerica options, have 10-year terms and generally vest and become fully exercisable six months after the date of grant.

A summary of the MMI stock option activity, and related information for the years ended December 31 follows:

                                      1999                               1998                                 1997
                        --------------------------------    --------------------------------    --------------------------------
                                                                            Weighted                            Weighted
                                       Weighted Average                     Average                             Average
                        Shares         Exercise Price       Shares          Exercise Price      Shares          Exercise Price
                        -------------- -----------------    --------------- ----------------    --------------- ----------------
Outstanding at
    beginning of year    1,998,298       $   17.20            1,589,362       $   16.15           1,580,916       $    14.98
Granted                    740,500            6.89              478,336           21.19             130,625            25.30
Exercised                 (147,527)           5.36              (16,400)          10.01            (121,079)           10.57
Cancelled                 (101,517)          23.86              (53,000)          24.22             ( 1,100)           24.25
                        -----------     ----------           ------------    -----------         ------------    -----------
                         2,489,754           14.56            1,998,298           17.20           1,589,362            16.15
LTIP options
outstanding                595,560           16.23              357,245           16.29                  --               --
                        ----------      ----------           -----------     -----------         --------------  -------------
                         3,085,314      $    14.90            2,355,543       $   17.06           1,589,362       $    16.15
                        ==========      ==========           ===========      ==========          =========       ==========

Options exercisable
    at year-end          1,994,452      $    16.84            1,597,712        $  16.28           1,534,862       $    15.76
Shares available for
   grant at end of
    year                1,086,056                               225,039                             650,392

Shares available for grant exclude LTIP shares. Other information regarding options outstanding and exercisable as of December 31, 1999 is as follows:

                                      Options Outstanding                                Options Exercisable
                      -------------------------------------------------------     ----------------------------------
                                       Weighted Average
    Range of            Number             Remaining          Weighted Average      Number           Weighted Average
Exercise Prices       Outstanding      Contractual Life        Exercise Price     Exercisable         Exercise Price
--------------        -----------      ----------------        --------------     -----------         --------------
$ 5.06                   724,190              8.37                   $ 5.10            116,790              $ 5.36
$13.13 to $18.63      1,800,970               6.86                    15.66          1,497,508               15.55
$21.06 to $32.25         560,154              7.36                    25.09            380,154               25.43
                      ----------              ----                   -----          ----------              ------
                      3,085,314               7.30                   $14.90          1,994,452              $16.84
                      ==========              ====                   ======         ==========              ======

  Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if MMI had accounted for its stock option grants since January 1, 1995 under the plan using the fair value method of SFAS 123, "Accounting for Stock-Based Compensation." For these purposes, the fair value for the stock option grants was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 5%, 5% and 6%, a volatility factor of 64%, 33% and 29%, expected life of the option in years of five, five and four, and an annual dividend yield of 4%, 2% and 1%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' six-month vesting period. MMI's pro forma information is as follows:

                                                                  Year Ended December 31
                                                          ----------------------------------
                                                           1999          1998            1997
                                                           ----          ----            ----
      Pro forma net income (loss) (in thousands)     $(107,550)       $10,266         $33,216
      Pro forma net income (loss) per common
         and common equivalent share:
             Basic                                   $   (5.63)       $  0.54         $  1.77
             Diluted                                     (5.63)          0.53            1.71

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

MMI leases its office space and certain equipment under noncancelable leases. Rental expense for 1999, 1998 and 1997 was $12,900,000, $10,100,000 and
$8,600,000, respectively. As of December 31, 1999 aggregate minimum rental commitments under noncancelable leases amounted to $9,000,000 in 2000, $8,100,000 in 2001, $7,600,000 in 2002, $4,400,000 in 2003, $4,300,000 in 2004
and $16,700,000 thereafter.

12.   EMPLOYEE BENEFIT PLANS

MMI has a defined-contribution pension plan that covers substantially all domestic employees who have attained age 21 and completed three months of service. MMI contributes 4% of salary for all eligible employees and matches a portion of employee contributions. MMI's contributions charged to operations were $3,200,000 in 1999, $2,900,000 in 1998 and $2,700,000 in 1997.

MMI operates a non-contributory, defined pension plan (the "Plan"), principally for its international employees. The Plan provides for monthly retirement benefits, normally at ages between 60 to 65, to eligible employees based on employee compensation and length of employment.

The following table is a summary of activity for the Plan (in thousands):

                                                                             December 31
                                                                   -----------------------------
                                                                      1999              1998
                                                                   -------------     -----------
                   Change in benefit obligation:
                     Benefit obligation at beginning of year         $14,037           $12,553
                     Service cost                                        960               895
                     Interest cost                                       821               826
                     Actuarial gains                                  (1,209)             (161)
                     Foreign currency exchange rate change              (353)              153
                     Benefits paid                                      (173)             (229)
                                                                   ----------        ----------
                     Benefit obligation at end of year               $14,083           $14,037
                                                                   ----------        ---------

                   Change in Plan assets:
                     Fair value of Plan assets at beginning of
                        year                                         $15,870           $12,894
                     Actual return on Plan assets                      2,563             2,190
                     Foreign currency exchange rate change              (400)              157
                     Company contributions                               814               858
                     Benefits paid                                      (173)             (229)
                                                                   ----------       ----------
                     Fair value of Plan assets at end of year      $  18,674           $15,870
                                                                   --------           -------

                     Plan overfunding                              $   4,591      $      1,832
                     Unrecognized net actuarial gain                    (802)             (421)
                     Unrecognized prior service cost                  (3,077)             (852)
                                                                   ---------         ----------
                     Prepaid benefit cost                          $    712      $         559
                                                                   ==========         ========

                   Weighted-average  assumptions  as of
                   December 31:                                       1999           1998          1997
                                                                   ------------- ------------- -------------
                     Discount rate                                    6.00%         5.25%         6.50%
                     Expected return on Plan assets                   7.00          6.50          8.00
                     Rate of compensation increase                    4.50          3.50          5.50

Net pension expense includes the following components (in thousands):

                                                                      Year Ended December 31
                                                                   --------------------------------------
                                                                      1999          1998         1997
                                                                   ------------- ------------- ----------
                     Service cost                                   $  960        $  895         $ 704
                     Interest cost                                     821           826           656
                     Expected return on plan assets                 (1,082)       (1,044)         (829)
                     Amortization of prior service cost                (50)          (50)          (49)
                                                                   --------      --------       -------
                     Net pension expense                            $  649        $  627         $ 482
                                                                   ========      ========       =======

13.   INDUSTRY SEGMENTS

Presentation of MMI's operations has been classified and summarized into three reportable segments: domestic insurance, international insurance, and consulting and fees. Reportable segments are classified by the product lines of insurance and consulting and fees with insurance segments classified along geographic lines of domestic and international. Segment revenues and segment income (loss) exclude realized gains (losses) on investments. Intersegment revenues are not material. There are no individual customers which account for ten percent or more of MMI's revenue (in thousands).

                                                                    Domestic      International      Consulting
1999:                                                              Insurance        Insurance         and Fees         Total
                                                                 -----------      -----------      -----------      -----------
Revenues from external customers                                 $   184,670      $   189,952      $    61,187      $   435,809
Net investment income                                                 48,529           23,739               --           72,268
                                                                 -----------      -----------      -----------      -----------
Total segment revenues                                               233,199          213,691           61,187          508,077
Net realized losses on investments                                                                                         (965)
                                                                                                                    -----------
Total revenues                                                                                                      $   507,112
                                                                                                                    ===========

Segment loss                                                         (57,061)         (83,756)         (14,717)        (155,534)
Net realized losses on investments                                                                                         (965)
                                                                                                                    -----------
Loss from continuing operations before income tax credit                                                            $  (156,499)
                                                                                                                    ===========

Interest expense                                                       4,751            3,910            1,421           10,082
Depreciation and amortization                                          3,287            2,316           10,004           15,607
Reserve strengthening                                                 60,100           96,000               --          156,100
Restructuring charges                                                  1,000               --           13,000           14,000

Significant non-cash items:
   Increase in policy reserves                                        25,649           88,341               --          113,990
   Amortization of deferred policy acquisition costs                  19,717           45,026               --           64,743

Identifiable assets at end of year                                 1,158,292          803,358           34,037        1,995,687

1998:
Revenues from external customers                                 $   210,506      $   136,229      $    44,485      $   391,220
Net investment income                                                 49,103           27,453               --           76,556
                                                                 -----------      -----------      -----------      -----------
Total segment revenues                                               259,609          163,682           44,485          467,776
Net realized gains on investments                                                                                         2,678
                                                                                                                    -----------
Total revenues                                                                                                      $   470,454
                                                                                                                    ===========

Segment income (loss)                                                 (3,866)          17,064             (200)          12,998
Net realized gains on investments                                                                                         2,678
                                                                                                                    -----------
Income from continuing operations before income taxes                                                               $    15,676
                                                                                                                    ===========

Interest expense                                                       4,921            3,936            1,308           10,165
Depreciation and amortization                                          3,921            1,625            3,179            8,725
Reserve strengthening                                                 17,500            3,300               --           20,800

Significant non-cash items:
   Increase (decrease) in policy liabilities                          70,055          (11,774)              --           58,281
   Amortization of deferred policy acquisition costs                  19,311           36,906               --           56,217

Identifiable assets at end of year                                 1,136,520          778,137           44,752        1,959,409



1997:
Revenues from external customers                               $  159,579     $  127,918      $   44,862     $  332,359
Net investment income                                              47,171         28,319              --         75,490
                                                               ----------     ----------      ----------     ----------
Total segment revenues                                            206,750        156,237          44,862        407,849
Net realized gains on investments                                                                                 2,182
                                                                                                             ----------
Total revenues                                                                                               $  410,031
                                                                                                             ==========

Segment income                                                     21,113         16,451           7,385         44,949
Net realized gains on investments                                                                                 2,182
                                                                                                             ----------
Income from continuing  operations before income taxes and
   extraordinary loss                                                                                         $  47,131
                                                                                                             ==========

Interest expense                                                    3,118          2,777             594          6,489
Depreciation and amortization                                       3,232          1,302           2,992          7,526
Acquisition expenses                                                   --          9,745              --          9,745

Significant non-cash items:
   Increase (decrease) in policy liabilities                        5,154         (2,176)             --          2,978
   Amortization of deferred policy acquisition costs               15,805         33,244              --         49,049

Identifiable assets at end of year                              1,050,691        784,650          48,726      1,884,067


Enterprise-Wide Disclosures                       1999         1998         1997
---------------------------                       ----         ----         ----
Revenues from external customers by product:
   Professional liability insurance              $164,026     $197,461     $154,097
   International insurance                        189,952      136,229      127,918
   Life and health insurance                       20,644       13,045        5,482
   Consulting services                             61,187       44,485       44,862
                                                 --------     --------     --------
    Total                                        $435,809     $391,220     $332,359
                                                 ========     ========     ========

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data):

                                                                                  Three Months Ended
                                                           ----------------------------------------------------------------
                                                             3/31/99           6/30/99       9/30/99               12/31/99
                                                           ----------------------------------------------------------------
Revenues                                                   $   114,960      $ 117,815     $   139,870           $   134,467

Income (loss) from continuing operations                   $     5,866      $   5,378     $   (69,349)          $   (42,755)
Loss from discontinued operations, net of tax                   (3,643)            --              --                    --
                                                           ----------------------------------------------------------------

Net income (loss)                                          $     2,223      $   5,378     $   (69,349)          $   (42,755)
                                                           ================================================================


Earnings per common and common equivalent share:
   Basic:
     Income (loss) from continuing operations              $      0.31      $    0.28     $     (3.62)          $    (2.23)
     Loss from discontinued operations, net of tax               (0.19)            --              --                   --
                                                           ----------------------------------------------------------------
     Net income (loss)                                     $      0.12      $    0.28     $     (3.62)           $    (2.23)
                                                           ================================================================

   Diluted:
     Income (loss) from continuing operations              $      0.31      $    0.28     $     (3.62)          $    (2.23)
     Loss from discontinued operations, net of tax               (0.19)            --              --                   --
                                                           ----------------------------------------------------------------
     Net income (loss)                                     $      0.12      $    0.28     $     (3.62)          $     2.23
                                                           ================================================================


                                                                                       Three Months Ended
                                                           ----------------------------------------------------------------
                                                              3/31/98         6/30/98       9/30/98               12/31/98
                                                           ----------------------------------------------------------------
Revenues                                                   $   133,147      $ 106,077     $   108,629           $   122,601

Income (loss) from continuing operations                   $     9,418      $   9,125     $   (12,283)          $     7,800
Loss from discontinued operations, net of tax                     (723)          (641)           (720)                 (612)
                                                           ----------------------------------------------------------------
      Net income (loss)                                    $     8,695      $   8,484     $   (13,003)          $     7,188
                                                           ================================================================

Earnings per common and common equivalent share:
   Basic:
      Income (loss) from continuing operations             $         0.50   $    0.48      $    (0.65)          $      0.41
      Loss from discontinued operations, net of tax                 (0.04)      (0.03)          (0.04)                (0.03)
                                                           ----------------------------------------------------------------
       Net income (loss)                                   $         0.46   $    0.45      $    (0.69)          $      0.38
                                                           =================================================================

   Diluted:
      Income (loss) from continuing operations             $         0.49   $    0.47      $    (0.65)          $      0.40
      Loss from discontinued operations, net of tax                 (0.04)      (0.03)          (0.04)                (0.03)
                                                           ----------------------------------------------------------------
         Net income (loss)                                 $         0.45   $    0.44      $    (0.69)          $      0.37
                                                           ================================================================

15.      RESTRUCTURING CHARGES

In the third quarter 1999, MMI consummated a plan of restructuring primarily in its consulting and fee businesses and recorded a pretax charge of $14,000,000. Total termination benefits were $1,400,000, involving 50 positions, of which 43 occurred in 1999 and 7 are planned for 2000. The remaining charges primarily are in connection with asset impairments of $8,900,000 and lease abandonment of $3,700,000 related to exiting certain lines of business.

The following outlines the activity related to the charge (in thousands):

                                  Termination       Asset            Lease
                                  Benefits          Impairments      Abandonment       Total
                                  -----------       -----------      -----------       -------
Restructuring charge
  recorded in 1999                $1,400            $8,900           $3,700            $14,000
Amounts charged off
  in 1999                            100             8,900              400              9,400
                                  ------            ------           ------            -------

Balance at December 31, 1999      $1,300            $   --           $3,300            $ 4,600
                                  ======            ======           ======            =======

16.   DISCONTINUED OPERATIONS

Effective March 31, 1999, MMI sold the net assets of Healthcare Credentials Management Services, its credentials verification organization subsidiary. MMI received $4,000,000 in cash proceeds. There was a loss on this transaction of $3,643,000, net of taxes of $1,962,000. Revenues for the years ended December 31, 1999, 1998 and 1997 were $889,000, $4,439,000 and $6,764,000, respectively.

17.   SUBSEQUENT EVENTS

In December 1999, MMI announced the signing of a definitive agreement to merge with The St. Paul Companies, Inc. ("The St. Paul"). Under the terms of the merger, MMI will merge with a subsidiary of The St. Paul. On March 9, 2000, MMI stockholders approved the merger with The St. Paul. In connection with obtaining regulatory approvals for the merger, early termination of The Hart-Scott-Rodino waiting period and approval from the Missouri Department of Insurance have been granted. Regulatory approvals are pending in the U.K. (with the Financial Services Authority, with the Office of Fair Trading and Lloyds and in Ireland).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following section provides information about the directors of MMI. Ages given are as of December 31, 1999.

Richard R. Barr, age 60, retired in 1995 as President of Presbyterian Healthcare Services in Albuquerque, New Mexico. He is presently President of Rust Tractor Company in Albuquerque, New Mexico. Mr. Barr has been a director of the Company since 1986 and his term ends in 2000.

B. Frederick Becker, age 53, is Chairman and Chief Executive Officer. Mr. Becker joined the Company as its President in 1985. Mr. Becker has been a director of the Company since 1985 and his term ends in 2002. Mr. Becker is also a director of Transcend Services, Inc.

George B. Caldwell, age 69, has been Chairman of the Collier Company since 1990 and was President Emeritus of Lutheran General Health System in Park Ridge, Illinois from 1990 to 1995. Mr. Caldwell is a director of Transcend Services, Inc. Mr. Caldwell has been a director of the Company since 1983 and his term ends in 2001.

K. James Ehlen, M.D. age 55, is a consultant with Augustine Medical Inc., and was President of Allina Health System in Minneapolis, Minnesota from 1994 to 1999. Dr. Ehlen has been a director since 1997 and his term ends in 2002.

F. Laird Facey, M.D., age 68, is a general surgeon affiliated with Daniel Freeman Hospitals, Inc. in Inglewood, California. Dr. Facey has been a director of the Company since 1983 and his term ends in 2000.

Alan C. Guy, age 52, has been President and Chief Executive Officer of Covenant Health since 1996. He was President and Chief Executive Officer of Fort Sanders Alliance from 1985 to 1996. Mr. Guy has been a director since 1998 and his term ends in 2001.

William M. Kelley, age 64, has been Chairman of Hill-Rom in Batesville, Indiana since 1995. He served as President of Hill-Rom from 1992 to 1995. Mr. Kelley has been a director of the Company since 1993 and his term ends in 2000.

Andrew D. Kennedy, age 56, is a Partner with Beachcroft Wansbroughs, London solicitors, with whom he has been affiliated since 1970. Mr. Kennedy has been a director of the Company since 1996 and his term ends in 2002.

Timothy R. McCormick, age 53, has been President of the Unity Health System in Rochester, New York since 1977. Mr. McCormick has been a director of the Company since 1986 and his term ends in 2001.

Gerald L. McManis, age 63, retired in 1999 as President of McManis Associates, Inc. ("McManis Associates"), a subsidiary of the Company. He joined the Company in 1993 when the Company acquired McManis Associates, which he co-founded in 1964. Mr. McManis is a director of Magellan Health Services, Inc. Mr. McManis has been a director of the Company since 1994 and his term ends in 2000.

Scott S. Parker, age 64, has been President and Chief Executive Officer of Intermountain Health Care, Inc. in Salt Lake City, Utah since 1975. Mr. Parker is also a director of First Security Corporation, Questar Corporation and First Consulting Group Inc. Mr. Parker has been a director of the Company since 1986 and his term ends in 2001.

Edward C. Peddie, age 58, has served as President and CEO of AvMed, Inc. since 1986. Mr. Peddie has been a director of the Company since 1990 and his term ends in 2002.

Joseph D. Sargent, age 70, has been the Vice Chairman and Treasurer of Connecticut Surety Corporation since February 1998 and was Chairman from 1993 to 1998. Mr. Sargent is also a director of Trenwick Group, Inc., Policy Management Systems Corporation, Mutual Risk Management Ltd., and Command Systems Inc. Mr. Sargent has been a director of the Company since 1985 and his term ends in 2002.

Robert A. Spass, age 44, has served as Managing Partner of Capital Z Partners, L.P. since 1998 and has served as Managing Partner of Insurance Partners Advisors, L.P. since 1994. He is also a director of Superior National Insurance Group, Inc., Highlands Insurance Group, Inc., Universal American Financial Corp. and Ceres Group, Inc. Mr. Spass has been a director since 1998 and his term ends in 2001.

EXECUTIVE OFFICERS

The following section provides information about the executive officers of the Company. Mr. Becker is also an executive officer.

Ian G. Sinclair, age 55, has been Chief Executive Officer of Unionamerica Insurance Company Limited ("Unionamerica"), a subsidiary of the Company, since 1997. He was Managing Director-Underwriting of Unionamerica from 1984 to 1996.

Paul M. Orzech, age 57, has been Executive Vice President and Chief Financial Officer of the Company since 1993.

Anna Marie Hajek, age 51, is Executive Vice President of the Company. She was President of the MMI Healthcare Risk Services Group from 1998 to 1999, President of the Healthcare Services Group from 1995 to 1998 and President of the Company's risk management services subsidiary, MMI Risk Management Resources, Inc. from 1992 to 1997. Ms. Hajek joined the Company in 1985.

Wayne A. Sinclair, age 53, is Senior Vice President, Secretary and General Counsel of the Company. He joined the Company in 1987.

Mr. Ian Sinclair and Mr. Wayne Sinclair are not related.

ITEM 11. EXECUTIVE COMPENSATION

Compensation And Option Tables

The following table summarizes the compensation of the Company's chief executive officer and the next most highly compensated executive officers of the Company for 1999.

Summary Compensation Table

                                                                               LONG TERM
                                             ANNUAL COMPENSATION              COMPENSATION
                                -----------------------------------------  --------------------
                                                          OTHER ANNUAL     OPTION               ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR  SALARY    BONUS     COMPENSATION(1)  AWARDS    PAYOUTS(2) COMPENSATION
---------------------------   ------  --------  --------  ---------------  --------  ---------- ------------
B. Frederick Becker             1999 $580,000  $258,000       --           185,000              $41,000
Chairman and Chief Executive    1998  553,000   151,000       --           192,500      --       42,000
Officer                         1997  519,000   275,000       --            25,000      --       38,000

Ian G. Sinclair                 1999  637,000      -        $ 70,000        25,000      --        9,000
Chief Executive Officer         1998  627,000   380,000       64,000        89,136      --        7,000
Unionamerica Insurance Co. Ltd. 1997  542,000   394,000      273,000         --      $ 38,000    24,000

Paul M. Orzech                  1999  311,000    77,000       --            54,000               23,000
Executive Vice President and    1998  297,000    61,000       --            25,500      --       23,000
Chief Financial Officer         1997  283,000    87,000       --             6,000      --       22,000



Anna Marie Hajek                1999  279,000    68,000       --            54,000      --       22,000
Executive Vice President        1998  255,000    52,000       --            22,500      --       21,000
                                1997  232,000    70,000       --             4,000      --       20,000

Wayne A. Sinclair               1999  223,000    44,000       --            22,000      --       19,000
Senior Vice President           1998  214,000    36,000       --             8,400      --       19,000
General Counsel and Secretary   1997  205,000    71,000       --             1,000      --       19,000

------------------------

(1) For Mr. I. Sinclair in 1999 and 1998, includes taxable income of $68,000 and $59,000, respectively, related to an auto allowance pursuant to his employment agreement. In connection with the acquisition of Unionamerica, the Company terminated certain of Unionamerica's executive compensation plans. Mr. Sinclair received $273,000 in 1997 related to accelerated payment of awards previously granted under such plans.

(2) For Mr. I. Sinclair, amounts include payments received pursuant to Unionamerica's Loan Stock Plan, which plan has been terminated.

(3) 1999 amounts include compensation as follows:

                                                                                  RETIREMENT
                                                  401(K) PLAN   LIFE INSURANCE   EQUITY PLAN
                                                 -------------  ---------------  ------------
Mr. Becker.....................................    $  15,000       $  10,000      $   16,000
Mr. I. Sinclair................................       --               9,000          --
Mr. Orzech.....................................       15,000           2,000           6,000
Ms. Hajek......................................       15,000           2,000           5,000
Mr. W. Sinclair................................       15,000           1,000           3,000


The following table shows the total number of options granted to each of the named executive officers during 1999 (both as a number of shares of Common Stock and as a percentage of all options granted to employees during 1999) and, for each of these grants, the exercise price per share of Common Stock, option expiration date and potential realizable value at the termination date.
Option grants with exercise prices in excess of $10 per share will expire with the closing of the merger with The St. Paul.

Option Grants In Last Fiscal Year

                                                                                  POTENTIAL
                                                                                  REALIZABLE VALUE AT
                                   PERCENT                                        ASSUMED ANNUAL
                                   OF TOTAL                                       RATES OF SHARE
                        NUMBER OF  OPTIONS                                        PRICE APPRECIATION
                        OPTIONS    GRANTED TO  EXERCISE                           FOR OPTION TERMS (1)
                        GRANTED    EMPLOYEES   PRICE                            --------------------------
NAME                    IN 1999    IN 1999     PER SHARE   EXPIRATION DATE           5%             10%
----------------------  -------   ----------   ---------   ---------------      ------------  ------------
B. Frederick Becker(2).. 60,000       6.1%     $14.94      February 24, 2009      $  564,000    $1,428,000
                        125,000      12.7        5.06      November 5, 2009          398,000     1,009,000

Ian G. Sinclair.........  5,000       0.5       14.94      February 24, 2009          47,000       119,000
                         20,000       2.0        5.06      November 5, 2009           64,000       161,000

Paul M. Orzech..........  4,000       0.4       14.94      February 24, 2009          38,000        95,000
                         50,000       5.1        5.06      November 5, 2009          159,000       403,000

Anna Marie Hajek........  4,000       0.4       14.94      February 24, 2009          38,000         95,000
                         50,000       5.1        5.06      November 5, 2009          159,000        403,000

Wayne A. Sinclair.......  2,000       0.2       14.94      February 24, 2009          19,000         48,000
                         20,000       2.0        5.06      November 5, 2009           64,000        161,000

------------------------

(1) The potential realizable values were calculated by assuming that the value of the Common Stock appreciates from the exercise price on the date of grant to the expiration date of the options at the alternate assumed annual rates of 5% and 10%.

(2) Mr. Becker was granted 60,000 performance-based options in 1999 with an exercise price of $14.94. Options vest in 2008. Vesting may accelerate if certain financial targets of the Company are achieved. The options will also become fully vested in the event any person acquires

25% or more of the Common Stock of the Company in an approved transaction, or in the event of a change of control, death or disability. Financial targets were not achieved in 1999. Consequently, no such performance-based options were earned in 1999. See "Report of the Personnel and Compensation Committee on Executive Compensation."


The following table shows, for each of the named executive officers, the number of unexercised options held at December 31, 1999 and the aggregate dollar value of unexercised options that are in-the-money based on the market value of the Company's Common Stock as of December 31, 1999.



Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

                                                                              VALUE OF UNEXERCISED
                                                   NUMBER OF                  IN-THE-MONEY
                            SHARES                 OPTIONS AT                 OPTIONS AT
                            ACQUIRED     VALUE     DECEMBER 31, 1999          DECEMBER 31, 1999
NAME                        ON EXERCISE  REALIZED  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
--------------------------  -----------  --------  -------------------------  -----------------------------
B. Frederick Becker.......                           287,375 /365,000             -  / $445,000
Ian G. Sinclair...........    84,302     $828,000    190,351 / 20,000             -  /   71,000
Paul M. Orzech............                            75,500 / 50/000             -  /  178,000
Anna Marie Hajek..........                            97,750 / 50,000             -  /  178,000
Wayne A. Sinclair.........                            64,775 / 20,000             -  /   71,000

-------------------------

(1) These values are calculated by determining the difference between the fair market value of the Common Stock at December 31, 1999 which was determined to be $8 5/8 per share, the closing price on the New York Stock Exchange at such date, and the exercise price of the option.

Unionamerica Pension Plan

The following table sets forth the estimated annual pension benefits payable upon retirement to Unionamerica employees under the Unionamerica (1993) Pension Scheme (the "Pension Plan") formula to persons in the specified remuneration and years of service classifications.

                             ESTIMATED ANNUAL PENSION FOR REPRESENTATIVE YEARS OF CREDITED SERVICE
                             ---------------------------------------------------------------------
PENSIONABLE SALARY                  15           20           25           30           35
----------------------------   -----------  -----------  -----------  -----------  -----------
$125,000......................  $    31,250  $    41,667  $    52,083  $    62,500  $    72,917
150,000.......................       37,500       50,000       62,500       75,000       87,500
175,000.......................       43,750       58,333       72,917       87,500      102,083
200,000.......................       50,000       66,667       83,333      100,000      116,667
225,000.......................       56,250       75,000       93,750      112,500      131,250
250,000.......................       62,500       83,333      104,467      125,000      145,883
300,000.......................       75,000      100,000      125,000      150,000      175,000
400,000.......................      100,000      133,333      166,667      200,000      233,333
450,000.......................      112,500      150,000      187,500      225,000      262,500
500,000.......................      125,000      166,667      208,333      250,000      291,667

Pension Plan benefits are based on an employee's pensionable salary and years of credited service with the Company. Under the terms of the Pension Plan, the pensionable salary used to determine benefits shown in the table above is the greater of the employee's pensionable salary on the date of retirement or the highest pensionable salary for such employee in the last five years. Pensionable salary for the purpose of determining benefits means solely compensation listed in the "Salary" column of the Summary Compensation Table. As of December 31, 1999, the number of years of credited service for Mr. Sinclair was 26 years.

Annual pension amounts shown in the table above are not subject to any offset or deduction for U.K. government-provided benefits. Total pension benefits shown in the table are subject to certain limitations imposed by the Inland Revenue. Benefits therefore will be restricted should any participating employee's total benefits exceed such limitations.

Director Compensation

Non-employee directors receive an annual fee of $15,000 and $1,100 per meeting day attended. Chairmen of Committees of the Board of Directors receive an additional annual fee of $2,000. Annual and meeting fees may be received in cash or may be deferred. For 1999, but not 2000, directors could receive annual and meeting fees in lieu of cash in the form of stock issued at 85% of fair market value. In addition, non-employee directors receive life insurance under a group universal life insurance policy with a death benefit of $100,000, receive travel and accident insurance for Company related trips with variable benefits ranging from $62,500 to $250,000, participate in the 1993 Non-Employee Directors' Formula Stock Option Plan (the "1993 Director Stock Option Plan"), the 1999 Stock Option Plan, and participate in the Board of Directors Retirement Plan ("Retirement Plan").

The Retirement Plan was suspended as of February 26, 1998. All current non-employee directors, upon retirement from the Board of Directors, who completed at least one year of service as of February 26, 1998 are entitled to receive a benefit of $15,000 per year served on the Board of Directors prior to February 26, 1998, with a maximum benefit of $150,000. Benefits payable under the Retirement Plan are payable in the form of either (i) a lump-sum cash payment, or (ii) retirement benefits may be deferred for a period of up to ten years beginning with retirement from the Board of Directors.

Under the 1993 Director Stock Option Plan and the 1999 Stock Option Plan, non-employee directors of the Company are granted an initial non-qualified option to purchase 4,125 shares of Common Stock and annually thereafter are granted a non-qualified option to purchase 1,375 shares of Common Stock. In addition, due to suspension of the Retirement Plan, directors may also receive 2,500 performance share options annually if the Company meets performance goals for the fiscal year. Each such option will be exercisable for ten years from the date of the grant. The exercise price of each such option will be the fair market value on the date of the grant. Performance targets for 1999 were not met and therefore performance options granted in 1999 were forfeited.

Loan Stock Program

On August 13, 1998, the Personnel and Compensation Committee approved a Loan Stock Program to encourage directors and certain senior executives to purchase Company Stock. The Company has made $2,000,000 available to loan to such persons to purchase MMI shares in the open market. The maximum amount which may be borrowed by any person is $250,000.

All loans are evidenced by promissory notes bearing an interest rate equal to the five year U.S. treasury note yield on the date of the loan. The loans have a five year term with interest only payments due once a year at anniversary. Principal is payable upon an officer leaving the Company for any reason, a Director retiring from the Board of Directors or a sale of the stock which is purchased by proceeds from a loan. Outstanding Loans will be due and payable upon the closing of the St. Paul acquisition. Loans may be renewed at maturity for a second five year term at an interest rate equal to the five-year U.S. treasury note yield at that time. Loans are not collateralized, however, the Company is holding the stock certificates for the purchased shares as custodian.

The amounts originally loaned, which are the principal amounts outstanding as of December 31, 1999, are as follows: Mr. Barr $70,000; Mr. Becker $115,000; Dr. Facey $248,000; Mr. Kelley $87,000; Mr. Kennedy $98,000; Mr. McCormick $249,000;
Mr. Orzech $249,000; Mr. Parker $199,000; Mr. Peddie $75,000; and Mr. Spass $250,000. Interest on the notes ranges from a low of 4.23% to a high of 5.19%. A total of 100,000 shares have been purchased under the program.

Employment Agreements

Mr. Becker

The Company is a party to an employment agreement dated May 1, 1997, with its Chairman and Chief Executive Officer, B. Frederick Becker. In that employment agreement, the Company agreed to pay Mr. Becker a salary of not less than $531,300 per annum. If the Company achieves the financial, operational and managerial goals mutually agreed to by Mr. Becker and the Personnel and Compensation Committee of the Board of Directors, Mr. Becker will receive a bonus of up to 65% of his annual salary or such higher amount as may be determined if circumstances warrant. Mr. Becker is also entitled to an annual perquisite allowance of $35,000 and to participate in any employee benefits available to senior executives, including any retirement, hospitalization, group life insurance or similar program of the Company. The Company also agreed to pay Mr. Becker a lump sum equal to one and one-half times his annual salary if the Company terminates his employment without cause.

Mr. Becker's employment agreement provides that the Company will pay Mr. Becker an amount equal to two times his annual salary and maximum bonus if any of the following events occur within twelve months of a Change of Control (as defined) of the Company: (a) an involuntary termination of Mr. Becker's employment except for death, permanent disability or cause or (b) the voluntary termination of Mr. Becker's employment within sixty days following either (i) a significant reduction in his responsibilities or title, or any reduction of salary, bonus opportunity or benefits or (ii) a relocation of the Company's principal place of business in excess of seventy-five miles from its existing location. Such employment agreement defines a Change of Control as either (a) the acquisition of beneficial ownership of more than 50% of the Company's outstanding stock or the combined voting power of the Company's then outstanding securities by any individual, entity, controlled group of entities, or group of individuals or entities acting in concert for the purpose of controlling the Company, or (b) the approval of the stockholders of the Company of i) a reorganization, merger or consolidation, in each case where stockholders immediately prior to such reorganization, merger or consolidation do not immediately thereafter own more than 50% of the reorganized, merged or consolidated Company's then outstanding securities, ii) a liquidation or dissolution of the Company, or iii) the sale of all or substantially all of the Company's assets. The closing of the Agreement and Plan of Merger with The St. Paul will constitute a Change of Control under Mr. Becker's employment agreement.

Mr. I. Sinclair

The Company has entered into an employment contract with Mr. I. Sinclair, as Chief Executive Officer of Unionamerica. The Company has agreed to employ Mr. I. Sinclair until the earlier to occur of i) the termination of his employment by the Company upon not less than three months' written notice or ii) the day upon which he attains the age of 65 years or such other age as may be determined by the Board of Directors as the retirement age.

The base salary of Mr. I. Sinclair is $551,000, or such salary as may from time to time be agreed in writing. He is also entitled to participate in the Company's pension, health insurance, profit sharing and incentive plans from time to time, to be reimbursed for out-of-pocket expenses incurred in the course of employment and to receive use of company automobiles.

Mr. I. Sinclair can terminate his employment upon not less than two months' written notice to the Company. The Company can terminate his employment at any time with or without cause. If the Company terminates his employment with cause, Mr. I. Sinclair is entitled to receive only accrued but unpaid salary as of the date of termination. If the Company terminates his employment without cause, Mr.
I. Sinclair is entitled to receive a payment in lieu of salary and other benefits for three months. In addition, Mr. I. Sinclair has agreed i) for a period of six months after termination of his employment not to entice certain employees of the Company away from the Company and not to solicit certain clients of the Company and ii) for a period of four months after termination of employment, not to engage in any competing business in the London Market.

Other Officers

The Company is a party to agreements with Messrs. Orzech and W. Sinclair and Ms. Hajek. In those agreements, the Company agrees to pay Mr. Orzech and Ms. Hajek a lump sum equal to one and one-half times their annual salary, and to Mr. W. Sinclair, a lump sum equal to one times his annual salary, if any of the following events occur within twelve months following a Change of Control (as defined) of the Company: (a) an involuntary termination of such officer's employment except for death, disability or cause or (b) the voluntary termination of such officer's employment within sixty days of either (i) a reduction in their responsibilities, title, or base salary or (ii) a relocation of the Company's principal place of business in excess of fifty miles from its existing location. Such employment agreement defines a Change of Control as either (a) a reconstitution of more than 50% of the Board of Directors of the Company within any consecutive twelve month period or (b) an accumulation of more than 50% of the Company's outstanding stock by any individual, entity, controlled group of entities, or group of individuals or entities acting in concert for the purpose of controlling the Company. The closing of the Agreement and Plan of Merger with The St. Paul will constitute a Change of Control under such severance agreements.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

The Personnel and Compensation Committee consists of Messrs. Sargent, Kelley and Parker and Dr. Facey. No executive officer of the Company served as a director or member of the compensation committee of any entity whose executive officers served on the Board of Directors or Personnel and Compensation Committee of the Company.


Report Of The Personnel And Compensation Committee On Executive Compensation

Introduction

The Company's executive compensation program is administered by the Personnel and Compensation Committee of the Board of Directors (the "Committee"). The Committee consists of four non-employee Directors, who are appointed by the Board of Directors to serve a one year term.

The Committee functions to:

- establish, approve, and review annually the terms of employment including the compensation for the Chief Executive Officer of the Company, based upon an appraisal of the performance of the Chief Executive Officer, and where appropriate, negotiate and execute contracts with such employee;

- approve and review periodically compensation process, programs, incentives, and other employee benefit plans;

- monitor and oversee the establishment of employment contracts made with other executive officers or other key employees;

- review and recommend action by the Board of Directors with respect to the compensation of directors;

- administer the Company's Return on Equity Plan ("ROE Plan"), 1993 Employee Stock Plan ("1993 Stock Plan"), 1995 Employee Stock Investment Plan ("ESIP"), Long Term Incentive Plan of 1997, 1999 Stock Option Plan, Retirement Equity Plan ("REP"); Unionamerica Annual Incentive Plan and the Executive Deferred Compensation Scheme;

- and perform other duties with regard to the compensation of officers and other key executives of the Company as the Board of Directors may request or are appropriate within the intention of the foregoing.

As outlined above, the Committee specifically determines the total compensation for the Company's Chief Executive Officer, B. Frederick Becker, and considers for approval recommendations made by the Chief Executive Officer with regard to other officers and key employees, including the Company's next most highly paid executive officers: Ian G. Sinclair, Paul M. Orzech, Anna Marie Hajek and Wayne
A. Sinclair, who are collectively referred to as the "Named Executives."

Compensation Policies for the Named Executives

The Committee's compensation policies and programs are designed to: 1) reward performance, 2) attract and retain qualified executives, and 3) integrate pay with the Company's long-term and annual performance goals. The

Company's compensation package consists of base compensation, an annual bonus based upon the achievement of annually established goals, stock options and other long-term compensation strategies.

Annual Base Pay

The base pay of each executive officer is set at the level that the Committee believes is appropriate with consideration for industry standards, performance, and scope of responsibility in relation to other officers and key employees within the Company. Salaries for executive officers are reviewed annually by the Committee.

Annual Incentive (Bonus) Programs

The Company maintains bonus plans that are designed to attract and retain well qualified executives and to focus executives' attention on key corporate, business unit and individual objectives. Such plans include performance targets established at the beginning of the fiscal year, with awards granted based on actual performance as compared to targets. Each of the Named Executives participates in certain of the Company's annual incentive programs. Awards are approved annually by the Committee.

Domestic. The Company's principal incentive plan for domestic employees is its Officer Incentive Plan (the "Incentive Plan"). At the beginning of each Incentive Plan year, the Committee recommends an aggregate annual award budget and establishes a profit target. Individual performance goals, both quantitative and qualitative, are established for each participant. Potential awards generally range between 15% to 35% of base salary, with the percentage determined by level within the organization. Individual performance and an earnings per share baseline determine 67% of the employee's incentive award; the Company's performance determines 33% of an employee's award. At year end, both Company and individual performance are assessed. If the Company does not achieve the profit target, it is intended but not required that the 33% Company component will not be paid. To encourage employee retention following announcement of the pending acquisition of the Company by The St. Paul Companies, Inc., the Committee determined that the 67% component of the Incentive Plan would be operable despite the Company's earnings falling short of the baseline target. The 33% component will not be paid.

International. The Company's principal incentive plans for its international operations include the Unionamerica Annual Incentive Plan and the Executive Deferred Compensation Scheme. The purpose of these plans is to promote the financial success of Unionamerica and retain key employees. Annually, the Committee approves the participants in each of the plans and a target incentive pool and deferred compensation pool as a sliding-scale percentage of pre-tax operating earnings of Unionamerica. At year end, actual results are compared to plan and bonus targets and awards, if any, are made accordingly. For the Executive Deferred Compensation Scheme, awards are calculated and paid over a three year period, and a participant must be employed to receive payments.

1999 Stock Option Plan

The purpose of the Plan is to benefit the Company by offering employees and officers of the Company the opportunity to become holders of MMI Common Stock, thereby giving them a long-term stake in the growth and prosperity of the Company and encouraging the continuance of their involvement with the Company. The 1999 Stock Option plan intended to replace the 1993 Employee Stock Plan and 1993 Director Stock Option Plan.

The Committee may, at its discretion, make awards to participants under the 1999 Stock Option Plan in the form of non-qualified stock options, incentive stock options, or restricted stock, or a combination thereof. The maximum number of shares which the Committee may issue under the Stock Plan is 1,500,000 shares. As of December 31, 1999, there were 623,900 stock options outstanding, and 871,500 stock options available for grant pursuant to the 1999 Stock Option Plan.

Return on Equity Incentive Plan

The Company's ROE Plan is maintained by the Company to assist in attracting and retaining management personnel for the Company and to encourage executives to strive for outstanding results in the operation of the Company from year to year. The ROE Plan is intended to provide an incentive comparable to equity participation in the performance of the Company.

The Committee designates participants and their class of participation in the ROE Plan. Messrs. Becker, Orzech, W. Sinclair and Ms. Hajek participate in the ROE Plan. Awards under the ROE Plan are calculated by multiplying a participant's base salary by an ROE factor which is a function of the Company return on equity and the participant's class of participation. Awards vest in three installments over a period of 40 months following the end of an ROE Plan year, and may be adjusted over the vesting period based on the development, if any, of the Company's loss reserves. The ROE Plan was suspended for 1999. In 1999, the Company paid awards relating to the 1995 ROE Plan year.

1999 Compensation for the Chief Executive Officer

Mr. Becker is eligible to participate in all of the Company's compensation programs except those not available to executive officers. The Committee considers industry standards and annual performance with respect to goals established by the Committee in determining his base compensation. In 1999, the Company increased Mr. Becker's base salary by 5% to $580,000.

The Committee established performance goals for Mr. Becker for 1999 that consisted of consolidated earnings per share objectives and specific business segment revenue and expense control objectives. The Committee subsequently revised Mr. Becker's performance goals, which included Board directives in connection with seeking strategic partners for the Company. The Committee granted Mr. Becker 60,000 performance stock options which vest in 2008.

The Committee determined that Mr. Becker had largely accomplished his performance goal by successfully negotiating and executing the Agreement and Plan of Merger with The St. Paul Companies, and accomplishing the disposition of certain business units, and awarded Mr. Becker a bonus of $232,000 under the Incentive Plan. The Committee determined that Mr. Becker had not yet earned performance options. Mr. Becker received $26,000 pursuant to the ROE Plan in 1999 relating to the 1995 ROE Plan year.

The Committee awarded Mr. Becker 125,000 stock options in November 1999 to provide incentive for future performance.

Policy on Deductibility of Compensation Expenses

The Company is not allowed a deduction for certain compensation paid to its chief executive officer and next four most highly compensated executive officers in excess of $1 million, except to the extent such compensation constitutes performance-based compensation. The Committee considers that its primary goal is to design compensation strategies that further the best interests of the Company and its shareholders. To the extent they are consistent with that goal, the Committee attempts where practical to use compensation policies and programs that preserve the deductibility of compensation expenses.

The Committee believes the compensation to the Company's Chief Executive Officer and Named Executives to be reflective of Company performance within the scope of industry standards.

Personnel and Compensation Committee of the MMI Companies, Inc. Board of
Directors:

Joseph D. Sargent  F. Laird Facey, M.D.  William M. Kelley   Scott S. Parker
(Chairman)

Stock Price Performance Graph

The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 index and an index of peer companies selected by the Company, for the five-year period from December 31, 1994 through December 31, 1999. The chart assumes an initial investment of $100.00 and reinvestment of dividends.

Comparison Of Cumulative Total Return Among Mmi Companies, Inc., S&P 500 Index And Company Peer Group

                                 12/31/94   12/31/95   12/31/96   12/31/97   12/31/98   12/31/99
                                ---------  ---------  ---------  ---------  ---------  ---------
MMI Companies, Inc..............$  100.00  $  152.67  $  206.82  $  162.91  $  110.41  $   58.65
S&P 500 Index...................   100.00     137.58     169.18     225.62     290.11     351.15
Company Peer Group..............   100.00     148.10     179.81     256.42     233.06     168.92

The Company's peer group includes the companies that comprise the S&P Property-Casualty Insurance Index: The Allstate Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Loews Corporation, MGIC Investment Corporation, Progressive Corporation, Safeco Corporation and The St. Paul Companies, Inc. The companies in the peer group are weighted by market capitalization as of the beginning of the measurement period.




ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT OF MMI

As of January 31, 2000, there were approximately 560 holders of record of 19,202,444 shares of outstanding MMI common stock. Each share of common stock is entitled to one vote per share, with no right of cumulative voting. The following table sets forth information regarding the beneficial ownership of MMI common stock as of the most recent practicable date, by each person or entity known by MMI to beneficially own more than 5% of the outstanding shares of MMI common stock.

                                       AMOUNT AND NATURE         PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER   OF BENEFICIAL OWNERSHIP   OF CLASS
------------------------------------   -----------------------   ---------
Heartland Advisors, Inc. (1) ..........     1,436,900               7.5%
 789 North Water Street
 Milwaukee, Wisconsin 53202

FMR Corp. (2) .........................     1,267,900               6.6%
 82 Devonshire Street
 Boston, Massachusetts 02109

Franklin Resources, Inc. (3) ..........     1,222,900               6.4%
 777 Mariners Island Blvd.
 San Mateo, California 94404

------------------------
(1) These figures were reported in a Schedule 13G filed with the Securities and Exchange Commission as of December 31, 1999. With respect to those shares, Heartland Advisors, Inc. had sole power to vote 36,100 shares and the sole power to direct the disposition of 1,436,900 shares.

(2) These figures were reported in a Schedule 13G filed with the Securities and Exchange Commission as of December 31, 1999. With respect to those shares, FMR Corp. had the sole power to direct the disposition of 1,267,900 shares and neither sole nor shared power to vote the shares.

(3) These figures were reported in a Schedule 13G filed with the Securities and Exchange Commission as of December 31, 1999. With respect to those shares, Franklin Resources, Inc. had the sole power to vote 1,096,100 shares, and the sole power to direct the disposition of 1,222,900 shares.


The following table sets forth information regarding the beneficial ownership of MMI common stock as of February 28, 2000, the most recent practicable date, by each MMI director, each MMI executive officer, and all MMI directors and executive officers as a group.

                                 AMOUNT AND
                                 NATURE OF
NAME OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP (1)    PERCENT OF CLASS
------------------------------   -----------------------    ----------------
DIRECTORS
 Richard R. Barr..................   10,325                      *



 B. Frederick Becker (2)..........  177,445                      *
 George B. Caldwell...............   26,883                      *
 K. James Ehlen, M.D..............      -                        *
 F. Laird Facey, M.D..............   41,292                      *
 Alan C. Guy......................    2,396                      *
 William M. Kelley................    8,192                      *
 Andrew D. Kennedy................    9,182                      *
 Timothy R. McCormick.............   17,676                      *
 Gerald L. McManis (3)............    7,808                      *
 Scott S. Parker..................   17,425                      *
 Edward C. Peddie.................   10,982                      *
 Joseph D. Sargent................    4,420                      *
 Robert A. Spass..................   57,786                      *

CERTAIN EXECUTIVE OFFICERS
 Anna Marie Hajek ................   57,394                      *
 Paul M. Orzech ..................   88,867                      *
 Ian G. Sinclair..................  121,136                      *
 Wayne A. Sinclair ...............   24,214                      *

ALL DIRECTORS AND EXECUTIVE
 OFFICERS AS A GROUP (18) persons.  680,674.....................3.5%
* Represents less than 1% of MMI common stock.

(1) Includes in-the-money options as follows: Mr. Becker - 125,000 options; Mr. Orzech and Ms. Hajek - 50,000 options; Messrs. I. Sinclair and W. Sinclair - 20,000 options. Does not include out-of-the money options for each listed director or officer as follows: Messrs. Barr, Caldwell, McCormick, Kelley, Parker, Peddie, Sargent and Dr. Facey--12,375 options; Mr. Becker--527,375 options; Dr. Ehlen--6,875 options; Messrs. Guy and Spass--5,500 options; Mr. Kennedy--8,250 options; Mr. McManis--32,000 options; Ms. Hajek--97,750 options; Mr. Orzech--75,500 options; Mr. I. Sinclair--190,351 options; and Mr. W. Sinclair--64,775 options. Such out-of-the-money options will expire unexercised upon the closing of the acquisition of MMI by The St. Paul Companies, Inc.

(2) Does not include 114,000 shares that Mr. Becker may be deemed to own indirectly by virtue of an interest in a private investment limited partnership. Mr. Becker disclaims beneficial ownership of such shares.

(3) Includes 3,500 shares held by a corporation, with respect to which shares Mr. McManis has joint investment power.

Item 13. Certain Relationships And Transactions

Certain directors of the Company and the health systems and employers with which they are affiliated obtained insurance or consulting services in 1999 from the Company's subsidiaries in the ordinary course of business at the Company's customary and standard rates. These directors and their affiliated hospitals are Alan C. Guy, President and Chief Executive Officer of Covenant Health; Timothy
R. McCormick, President of Unity Health System; Scott S. Parker, President and Chief Executive Officer of Intermountain Health Care, Inc. and Edward C. Peddie, President and CEO of AvMed, Inc. Premiums and consulting and fee revenues from these healthcare institutions were not material to the Company's operations in 1999. See also "Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

Dr. Facey's director fees in 1999 were paid to F. Laird Facey M.D., Inc. Such director fees exceeded 5% of the revenues for such corporation. In addition, medical malpractice premiums paid to the Company by such corporation exceeded 5% of its revenues.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

a. Filed documents

         1. Financial statements.

                  Report of Independent Auditors
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations

                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

     2. Financial statement schedules: Financial statement schedules begin on page S-1.

     3. Exhibits. An index to exhibits on this report is on page XX.

b. Reports on Form 8-K during the fourth quarter of 1999.

         On November 1, 1999 and on December 22, 1999, MMI filed a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:            MMI Companies, Inc.
Date:                  March 29, 2000
By:                    /s/ B. FREDERICK BECKER
                       -----------------------
                       B. Frederick Becker
                       Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                  March 29, 2000
By:                    /s/ B. FREDERICK BECKER
                       -----------------------
                       B. Frederick Becker
                       Chairman and Chief Executive Officer and Director

Date:                  March 29, 2000
By:                    /s/ PAUL M. ORZECH
                       ----------------
                       Paul M. Orzech
                       Executive Vice President and Chief Financial Officer

Date:                  March 29, 2000
By:                    /s/ JOSEPH R. HERMAN
                       --------------------
                       Joseph R. Herman
                       Senior Vice President and Controller

Date:                  March 29, 2000
By:                    /s/ RICHARD R. BARR
                       --------------------
                       Richard R. Barr
                       Director

Date:                  March 29, 2000
By:                    /s/ GEORGE B. CALDWELL
                       --------------------
                       George B. Caldwell
                       Director

Date:                  March 29, 2000
By:                    /s/ K. JAMES EHLEN, M.D.
                       --------------------
                       K. James Ehlen, M.D.
                       Director

Date:                  March 29, 2000
By:                    /s/ F. LAIRD FACEY, M.D.
                       --------------------
                       F. Laird Facey, M.D.
                       Director

Date:                  March 29, 2000
By:                    /s/ ALAN C. GUY
                       --------------------
                       Alan C. Guy
                       Director

Date:
By:
                       --------------------
                       William M. Kelley
                       Director

Date:                  March 29, 2000
By:                    /s/ ANDREW D. KENNEDY
                       --------------------
                       Andrew D. Kennedy
                       Director

Date:
By:
                       --------------------
                       Timothy R. McCormick
                       Director

Date:                  March 29, 2000
By:                    /s/ GERALD L. MCMANIS
                       --------------------
                       Gerald L. McManis
                       Director

Date:                  March 29, 2000
By:                    /s/ SCOTT S. PARKER
                       --------------------
                       Scott S. Parker
                       Director

Date:                  March 29, 2000
By:                    /s/ EDWARD C. PEDDIE
                       --------------------
                       Edward C. Peddie
                       Director

Date:                  March 29, 2000
By:                    /s/ JOSEPH D. SARGENT
                       --------------------
                       Joseph D. Sargent
                       Director

Date:                  March 29, 2000
By:                    /s/ ROBERT A. SPASS
                       --------------------
                       Robert A. Spass
                       Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


II.      Condensed Financial Information of Registrant:
         Condensed Balance Sheets
         Condensed Statements of Operations
         Condensed Statements of Cash Flows
III.     Supplementary Insurance Information
IV.      Reinsurance
V.       Valuation and Qualifying Accounts
VI.      Supplementary Property/Casualty Insurance Information




Schedule I has been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto.

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated as of December 20, 1999, between MMI Companies, Inc., The St. Paul Companies, Inc., and Bowman Acquisition Corp. (14)
3.1   Certificate Of Incorporation of The Registrant. (6)
3.2   Bylaws of the Registrant. (3)
4.1   Specimen stock certificate representing Common Stock. (7)
4.2 Amended and Restated Rights Agreement dated as of September 24, 1998 by and between the Registrant and Chase Mellon Shareholder Services LLC, as Rights Agent, as amended. (13) (14)
10.1 Credit Agreement dated as of February 20, 1998 among the Registrant, Various Lenders and Bank of America National Trust and Savings Association, as Agent for the Lenders. (11)
10.2 Indenture dated December 23, 1997 relating to Junior Subordinated Debentures. (10)
10.3 Amended and Restated Declaration of Trust of MMI Capital Trust I dated December 23, 1997. (10)
10.4 Lease dated July 1, 1991 for the Registrant's principal executive offices and First through Eighth Amendments to Lease, various dates (1)(3)(4)(5)
      (7)(15)
10.5 Amended and Restated Return on Equity Incentive Plan, effective January 1, 1990. (5) #
10.6  Amended 1993 Employee Stock Plan, effective January 15, 1993.(16) #
10.7  Retirement Equity Plan.(7) #
10.8 1993 Non-Employee Directors' Formula Stock Option Plan, effective January 15, 1993. (11) #
10.9  Certificates of Insurance for Directors' Life Insurance Program.(1) #
10.10 Amended Board of Directors Retirement Plan, effective January 1, 1993.
      (11) #
10.11 Amended 1996 Non-Employee Director Stock and Deferred Cash Compensation Plan. (16) #
10.12 Employment Agreement, as amended, dated as of May 1, 1997, between the Registrant and its Chief Executive Officer, Mr. B. Frederick Becker.
      (11)(12) #
10.13 Form of agreements between the Registrant and Ms. Anna Marie Hajek, , Mr. Paul M. Orzech and Mr. Wayne A. Sinclair. (6) #
10.14 Service Agreement dated September 10, 1993, between Ian G. Sinclair and Unionamerica Management Company Limited. (8) #
10.15 Transfer and Forbearance Agreement dated as of December 30, 1993 among the Registrant and Gerald L. McManis. (2)
10.16 Share Purchase Agreement, as amended, dated as of June 30, 1993, among Unionamerica Acquisition Company Ltd., Unionamerica Holdings Ltd. and The Continental Corporation. (8)
10.17 Tax Indemnification Agreement, dated as of September 10, 1993, by and among The Continental Corporation and Unionamerica Acquisition Company Ltd. (8)
10.18 Form of Promissory Note in connection with Loan Stock Program. (17)
10.19 Long Term Incentive Plan, effective January 1, 1997 # (17)
10.20 1999 Stock Option Plan (15) #
12.1  Statement re computation of ratio of earnings to fixed charges
21.1  Subsidiaries of the registrant.
23.1  Consent of Ernst & Young LLP.
27.1  Financial data schedule.

--------------

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

(10) Incorporated herein by reference to Registration Statement No. 333-44565 on Form S-4, dated January 20, 1998

(11) Incorporated herein by reference to Report on Form 10-K dated December 31, 1997, Commission File No. 1-11920.

(12) Incorporated herein by reference to Report on Form 10-Q dated June 30, 1998, Commission File No. 1-11920.

(13) Incorporated herein by reference to Report on Form 8-A dated November 6, 1998, Commission File No. 1-11920.

(14) Incorporated herein by reference to Current Report on Form 8-K dated December 22, 1999, Commission File No. 1-11920.

(15) Incorporated herein by reference to Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11920.

(16) Incorporated herein by reference to Report on Form 10-Q dated June 30, 1999, Commission File No. 1-11920.

(17) Incorporated herein by reference to Report on Form 10-K dated December 31, 1998, Commission File No. 1-11920.

# Compensatory plans or arrangements.

                               MMI COMPANIES, INC.
                                (PARENT COMPANY)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     December 31
                                                                             ------------------------
                                                                                  1999           1998
                                                                             ---------      ---------
ASSETS
  INVESTMENTS
    Investment in subsidiaries........................................       $ 305,082      $ 417,762
    Short-term investments............................................           6,163          6,806
    Fixed maturities..................................................           5,184         19,301
    Preferred stocks..................................................           2,000          2,000
                                                                             ---------      ---------
                                                                               318,429        445,869

  OTHER ASSETS
    Cash..............................................................             628             68
    Furniture and equipment - at cost, less accumulated
        depreciation:  1999 - $6,537; 1998 - $6,404...................           4,923          6,098
    Due from affiliates...............................................          93,529         71,288
    Deferred income taxes.............................................          16,342          8,851
    Other.............................................................           6,078          9,503
                                                                             ---------      ---------
                                                                             $ 439,929      $ 541,677
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Accrued expenses and other liabilities............................       $  18,508      $   9,932
    Notes payable.....................................................          45,000             --
    Company-obligated, mandatorily redeemable preferred
       securities of subsidiary trust holding solely junior
       subordinated debentures of the Company.........................         119,029        118,817
                                                                             ---------      ---------

                                                                               182,537        128,749

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.10 per share:
        Authorized shares: 30,000
        Issued and outstanding shares:  1999 - 19,210; 1998 - 19,059..           1,921          1,906
    Additional paid-in capital........................................         222,787        221,649
    Retained earnings.................................................          48,846        160,226
    Accumulated other comprehensive income (loss), net of taxes:
        1999 - $(8,700); 1998 - $15,091...............................         (16,162)        29,147
                                                                             ---------      ---------
                                                                               257,392        412,928
                                                                             ---------      ---------
                                                                             $ 439,929      $ 541,677
                                                                             =========      =========

                 See Notes to Consolidated Financial Statements.

                               MMI COMPANIES, INC.
                                (PARENT COMPANY)

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                              Year Ended December 31
                                                                                  ----------------------------------------------
                                                                                       1999            1998          1997
                                                                                  ------------   --------------  ---------------
REVENUES
     Management fees from subsidiaries.................................              $ 29,000        $ 23,950          $ 28,450

     Dividends received from subsidiaries..............................                 6,000           6,551            29,750
     Net investment income.............................................                 1,020           1,746             1,578

     Net realized gains (losses) on investments........................                  (212)            154                16
                                                                                  ------------   --------------  ---------------
                                                                                       35,808          32,401            59,794
EXPENSES
     Administrative and other..........................................                40,347          29,082            24,394

     Interest expense...................................................                6,156           5,324             3,712
                                                                                  ------------   --------------  ---------------
                                                                                       46,503          34,406            28,106
                                                                                  ------------   --------------  ---------------

     Income (loss) from continuing operations before income
         taxes, extraordinary loss and equity in undistributed net
         income (loss) of subsidiaries.................................               (10,695)         (2,005)           31,688

     Income taxes (credit).............................................                (5,945)         (3,806)              381
                                                                                  ------------   --------------  ---------------
         Income (loss) from continuing operations before
             extraordinary loss and equity in
             undistributed net income (loss) of subsidiaries...........                (4,750)          1,801            31,307

     Extraordinary loss, net of taxes..................................                    --              --               141
                                                                                  ------------   --------------  ---------------
          Income (loss) from continuing operations before
              equity in undistributed net income (loss)
              of subsidiaries...........................................               (4,750)          1,801            31,166

     Loss from discontinued operations.................................                 3,643           2,696             1,830
                                                                                  ------------   --------------  ---------------
         Income (loss) before equity in undistributed net income
             (loss) of subsidiaries.....................................               (8,393)           (895)           29,336
     Equity in undistributed net income (loss) of subsidiaries.........               (96,110)         12,259             5,024
                                                                                  ------------   --------------  ---------------

         Net income (loss).............................................             $(104,503)       $ 11,364          $ 34,360
                                                                                  ============   ==============  ===============

                 See Notes to Consolidated Financial Statements.

                               MMI COMPANIES, INC.
                                (PARENT COMPANY)

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Year Ended December 31
                                                                                   ------------------------------------------
                                                                                     1999            1998             1997
                                                                                   ---------      ----------      -----------

Net cash provided (used) by operating activities.....................              $ (4,863)       $   5,437        $ (17,619)

Investing activities:
     Net sale (purchase) of short-term investments...................                   643           (5,971)          14,649
     Purchase of fixed maturities....................................                (5,118)          (8,373)         (43,108)
     Sale of fixed maturities........................................                16,970           19,377           33,133
     Maturities of fixed maturities..................................                 1,652            1,618            1,588
     Capital contribution to subsidiary..............................               (37,500)             --           (20,000)
     Furniture and equipment additions...............................                (1,416)          (2,704)          (3,200)
     Furniture and equipment disposals...............................                   357               --               --

     Acquisition of subsidiaries.....................................                (7,222)          (5,824)         (21,006)
                                                                                   ---------      ----------      -----------
        Net cash used by investing activities........................               (31,634)          (1,877)         (37,944)

Financing activities:
     Issuance of Common Stock........................................                 1,467           2,568             1,899
     Common Stock repurchased........................................                (2,533)           (154)           (2,840)
     Issuance of Capital Securities..................................                   --              --            124,551
     Costs incurred in connection with securities  offering..........                   --              --             (5,832)
     Payments on notes payable.......................................                   --              --            (58,000)
     Proceeds from notes payable.....................................                45,000              --                --
     Dividends.......................................................                (6,877)         (6,067)           (4,182)
                                                                                   ---------      ----------      -----------

        Net cash provided (used) by financing activities.............                37,057          (3,653)           55,596
                                                                                   ---------      ----------      -----------

        Increase (decrease) in cash..................................                   560             (93)               33
Cash at beginning of year............................................                    68             161               128
                                                                                   ---------      ----------      -----------
        Cash at end of year..........................................                $  628         $    68           $   161
                                                                                   =========      ==========      ===========

                 See Notes to Consolidated Financial Statements.

                      MMI COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                            December  31                                     Year Ended December 31
                             ------------------------------------------   --------------------------------------------------------
                                      Loss and                                          Benefits, Amortization
                            Deferred    Loss                                             Claims,  of Deferred
                             Policy  Adjustment  Unearned  Future               Net    Losses and   Policy      Other       Net
                          Acquisition  Expense   Premium   Policy   Premium  InvestmentSettlement Acquisition Operating   Premiums
              Segment        Costs    Reserves   Reserves Benefits  Revenues   Income   Expenses     Costs    Expenses    Written
              -------        -----    --------   -------- --------  --------   ------   --------     -----    --------    -------
1999

Domestic insurance           $ 8,493   $713,514  $ 77,521  $ 5,653  $184,670   $48,529   $227,244    $19,717  $ 43,302    $189,863
International insurance       23,151   562,334     81,306       --   189,952    23,739    229,029     45,026    23,392     197,532
Consulting and fees               --        --        --        --        --        --         --         --    75,901          --
                             ------- ----------  --------  -------  --------   -------   --------    -------  --------    --------
                             $31,644 $1,275,848  $158,827  $ 5,653  $374,622   $72,268   $456,273    $64,743  $142,595    $387,395
                             ======= ==========  ========  =======  ========   =======   ========    =======  ========    ========

1998

Domestic insurance           $ 8,132   $691,903  $ 70,810  $ 8,326  $210,506   $49,103   $203,449    $19,311  $ 40,715    $214,028
International insurance       20,169    484,170    71,129       --   136,229    27,453     88,032     36,906    21,680     140,744
Consulting and fees               --         --       --        --        --        --         --         --    44,685          --
                             ------- ----------  --------  -------  --------   -------   --------    -------  --------    --------
                             $28,301 $1,176,073  $141,939  $ 8,326  $346,735   $76,556   $291,481    $56,217  $107,080    $354,772
                             ======= ==========  ========  =======  ========   =======   ========    =======  ========    ========


1997

Domestic insurance           $ 7,462   $625,114  $ 67,147   $8,723  $159,579   $47,171   $132,948    $15,805    $36,885   $168,607
International insurance       19,077    500,032    67,041       --   127,918    28,319     76,417     33,244     30,125    138,342

Consulting and fees               --         --       --       --         --        --         --         --     37,476         --
                             ------- ----------  --------  -------  --------   -------   --------    -------  --------    --------
                             $26,539 $1,125,146  $134,188  $ 8,723  $287,497   $75,490   $209,365    $49,049   $104,486   $306,949
                             ======= =========== ========  =======  ========   =======   ========    =======   ========   ========

                      MMI COMPANIES, INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                                      Percentage
                                                                          Ceded to     Assumed                        of Amount
                                                             Gross         Other      from Other         Net          Assumed to
                                                            Amount       Companies    Companies         Amount            Net
                                                          ----------     ---------    ---------       ---------      -----------
Year Ended December 31, 1999:
    Life insurance in force at end of year:               $  253,142     $ 105,504    $     ---       $ 147,638
                                                          ==========     =========    =========       =========
Premiums:
       Medical malpractice...........................     $  193,763     $  38,079    $   8,342       $ 164,026         5.09%
  International......................................        119,281        20,622       91,293         189,952        48.06%
  Other..............................................         30,495        19,588        9,737          20,644        47.17%
                                                          ----------     ---------    ---------       ---------      -----------
       Total premiums................................     $  343,539     $  78,289    $ 109,372       $ 374,622
                                                          ==========     =========    =========       =========

Year Ended December 31, 1998:
    Life insurance in force at end of year:               $1,073,993     $ 343,583    $     ---       $ 730,410
                                                          ==========     =========    =========       =========
Premiums:
    Medical malpractice..............................     $  222,232     $  33,438    $   8,669       $ 197,463         4.39%
  International .....................................         53,000        28,951      112,180         136,229        82.35%
  Other..............................................         27,787        23,463        8,719          13,043        66.85%
                                                          ----------     ---------    ---------       ---------      -----------
       Total premiums................................     $  303,019     $  85,852    $ 129,568       $ 346,735
                                                          ==========     =========    =========       =========


Year Ended December 31, 1997:
    Life insurance in force at end of year:               $  992,060     $ 302,889    $     ---       $ 689,171
                                                          ==========     =========    =========       =========
Premiums:
       Medical malpractice...........................     $  173,025     $  32,946    $  14,018       $ 154,097         9.10%
  International......................................         43,583        10,326       94,661         127,918        74.00%
  Other..............................................         17,854        14,185        1,813           5,482        33.07%
                                                          ----------     ---------    ---------       ---------      -----------
       Total premiums................................     $  234,462     $  57,457    $ 110,492       $ 287,497
                                                          ==========     =========    =========       =========

                      MMI COMPANIES, INC. AND SUBSIDIARIES

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   Balance at
                                                                    Beginning                                           Balance at
Description                                                          of Year          Additions       Deductions       End of Year
-----------                                                        -----------        ---------       ----------       -----------
Year Ended December 31, 1999:
  Accumulated amortization of goodwill....................           $12,590          $ 10,474         $ 13,036          $ 10,028
  Accumulated depreciation of furniture and
       equipment..........................................            16,098             5,222            7,265            14,055



Year Ended December 31, 1998:
  Accumulated amortization of goodwill....................           $ 9,102           $ 3,488         $      -          $ 12,590
  Accumulated depreciation of furniture and
       equipment..........................................            10,699             5,683              284            16,098



Year Ended December 31, 1997
  Accumulated amortization of goodwill....................           $ 5,788           $ 3,314         $      -          $  9,102
  Accumulated depreciation of furniture and
       equipment..........................................            11,626             4,647            5,574            10,699

                      MMI COMPANIES, INC. AND SUBSIDIARIES

       SCHEDULE VI - SUPPLEMENTARY PROPERTY/CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                  December 31
                   --------------------------------------------
                                                   Discount
                                     Loss and    Deducted from
                      Deferred         Loss      Loss and Loss
   Affiliation         Policy       Adjustment    Adjustment     Unearned
       with          Acquisition     Expense       Expense       Premium     Premiums
    Registrant          Costs        Reserves      Reserves      Reserves     Earned
-----------------   ------------  ------------- ---------------  --------   ----------
1999:
   Consolidated
    subsidiaries... $31,644       $1,245,016        $  --       $158,827     $353,978

1998:
   Consolidated
    Subsidiaries...  28,301        1,156,817           --        141,939      333,690

1997:
   Consolidated
    Subsidiaries...  26,539        1,113,095           --        134,188      282,015

                                             Year ended December 31
                   ---------------------------------------------------------------
                                       Losses and Loss
                                         Adjustment
                                          Expenses      Amortization
                                   Incurred Related to   of Deferred        Paid
   Affiliation          Net        -------------------      Policy     Losses and Loss      Net
       with          Investment     Current     Prior    Acquisition    Adjustment        Premiums
    Registrant         Income         Year      Years       Costs         Expenses        Written
-----------------    ---------     ---------    -----  -------------    -----------     ---------
1999:
   Consolidated
    subsidiaries...     $70,538   $289,025    $146,126   $64,743         $359,363       366,910

1998:
   Consolidated
    Subsidiaries...      76,072    260,043      21,291    56,217          269,243       341,562
1997:
   Consolidated
    Subsidiaries...      74,019    209,367     ( 4,081)   49,049          253,473       301,465